Form 10-Q
period 2014-09-30
ECO Integrated Technologies, Inc.
filed 2015-04-13
CIK 1586609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 000-55057

ECO INTEGRATED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3601274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 Michelson Drive, Suite 780, Irvine, California 92612
(Address of principal executive offices)(Zip Code)

(949) 336-6944
(Registrant's telephone number, including area code)

Thunder Run Acquisition Corporation 215 Apolena Avenue Newport Beach, California 92662
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 13, 2015, we had 8,401,394 shares of $0.0001 par value Common Stock outstanding.

ECO INTEGRATED TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$550,406	$-
Prepaid expenses and other current assets	100	-
Total current assets	550,506	-

Furniture and equipment, net	1,066	-
Licensing fee	75,000	-
Total assets	$626,572	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$39,161	$16,461
Notes payable	207,422	163,645
Total current liabilities	246,583	180,106

Stockholders' equity/deficit:
Preferred stock, ($0.0001 par value; 20,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding)	100	-
Common stock, $0.0001 par value; 100,000,000 shares authorized 6,150,878 and 3,000,000 shares issued and outstanding)	615	300
Additional paid-in capital	1,326,704	(300)
Accumulated deficit	(947,430)	(180,106)

Total stockholders' equity (deficit)	379,989	(180,106)

Total liabilities and stockholders' equity (deficit)	$626,572	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	119,915	41,112	192,192	80,746
Stock-based compensation	380,458	-	380,458	-
Allowance for uncollectible accounts	92,898	2,525	92,898	2,525
Total operating expenses	593,271	43,637	665,548	83,271

Loss from operations	(593,271)	(43,637)	(665,548)	(83,271)

Other income (expense):
Interest expense	(1,776)	-	(1,776)	-
Reverse merger expense	(100,000)	-	(100,000)	-
Total other income (expense)	(101,776)	-	(101,776)	-

Loss before provision for income taxes	(695,047)	(43,637)	(767,324)	(83,271)

Provision for income taxes	-	-	-	-

Net loss	$(695,047)	$(43,637)	$(767,324)	$(83,271)

Net loss per share:
Basic	$(0.18)	$(0.01)	$(0.23)	$(0.03)
Diluted	$(0.18)	$(0.01)	$(0.23)	$(0.03)

Weighted average number of common shares outstanding:
Basic	3,907,675	3,000,000	3,305,883	3,000,000
Diluted	3,907,675	3,000,000	3,305,883	3,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ECO INTEGRATEDTECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,324)	$(83,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	-
Stock-based compensation	380,458	-
Allowance for uncollectible accounts	92,898	2,525
Notes payable for interest expense	1,776	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	22,700	1,259
Net cash used in operating activities	(269,470)	(79,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(92,898)	(2,525)
Payment for furniture and equipment	(1,088)	-
Payment for licensing fee	(75,000)	-
Net cash used in investing activities	(168,986)	(2,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	106,177	81,947
Proceeds from issuance of common stock	882,685	-
Net cash provided by financing activities	988,862	81,947

NET INCREASE (DECREASE) IN CASH	550,406	(65)
CASH, BEGINNING BALANCE	-	100
CASH, ENDING BALANCE	$550,406	$35

CASH PAID FOR:
Income taxes	$-	$-
Interest	-	-

Supplemental disclosure of non-cash financing activities:
Common stock for notes payable	$64,176	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by ECO Integrated Technologies, Inc., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Organization and Line of Business

ECO Integrated Technologies, Inc., formerly known as Thunder Run Acquisition Corporation (“ECO Integrated” or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ECO Waste Conversion Las Vegas, LLC (“ECO Waste”) was organized on June 29, 2012 under the laws of the state of Nevada.

In August 2014, (i) the Company redeemed, at par value, 19,500,000 shares of its common stock, (ii) the Company issued, at par value, 3,000,000 shares of its common stock to the sole owner of ECO Waste, (iii) the officers and directors of the Company resigned and a new officer and director was appointed, and (iv) the Company changed its name to ECO Waste Conversion Solutions Corporation (collectively, the “Change of Control”). Following the Change of Control, the Company acquired 100% ownership of ECO Waste in exchange for the issuance of ten shares of common stock (the “Share Exchange”). Upon completion of the Change of Control, the Company had an aggregate of 3,500,000 shares of common stock issued and outstanding.

In connection with the Change of Control, ECO Waste paid $100,000 for services in becoming a public reporting company, including the Change of Control.

The exchange of shares with ECO Waste was accounted for as a reverse acquisition under the purchase method of accounting since ECO Waste obtained control of the Company. Accordingly, the exchange was recorded as a recapitalization of ECO Waste, ECO Waste being treated as the continuing entity. The historical financial statements presented are the financial statements of ECO Waste. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer, ECO Integrated, were $0.

As a result of the reverse merger transactions described above the historical financial statements presented are those of ECO Waste, the operating entity.

The Company is primarily focusing on the development of the patented TCOM System (Thermal Conversion of Organic Materials into Usable By-Products) for its future waste conversion facilities. The TCOM System uses a relatively small system of equipment to convert multiple organic or high carbonaceous waste feedstocks into valuable salable by-products. The Company believes the greatest advantage of the TCOM System is that the system generates cash flows from the sale of the by-products with little to no adverse environmental impact. The TCOM System is capable of disposing of the ever increasing national waste stockpiles while generating cash through sale of the by-products converted from such waste, all with little to no negative environmental impact.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ECO Waste and ECO Management, LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash

Cash include cash on hand and cash in time deposits, and certificates of deposit.

Furniture and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture and fixtures	7 years
Equipment	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2014, the Company believes there was no impairment of its long-lived assets.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FVs due to their short maturities.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.”

As of September 30, 2014 and December 31, 2013, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,753,400 and 0 potentially dilutive securities outstanding during 2014 and 2013, respectively.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendment is effective for annual reporting periods beginning after December 15, 2014. Early application is permitted. The Company chose to adopt ASU No. 2014-10 in the period ended September 30, 2014.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01).  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Furniture and Equipment

The following are the details of the property, equipment and improvements at September 30, 2014:

Equipment	$1,088
1,088
Less accumulated depreciation	(22)
Furniture and equipment, net	$1,066

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $22 and $0, respectively.

Note 4 – Licensing Fees

The Company entered into a license agreement with the developer and patent-holder on the TCOM technology. As consideration for the license and associated services, the Company will pay the following fees:

▪	Prepaid License Fee: A prepaid license fee of $125,000 for site specific design and equipment specification work for each licensed facility, payable on initial draw of funding for construction of the facility;

▪	Additional Licensing Fee: An additional license fee of $250,000 per facility, payable $150,000 on commencement of construction of a TCOM facility and $100,000 following completion of the first full calendar month of commercial operations of each TCOM facility; provided that the quantity and quality of salable by-products from such operations are substantially in compliance with the facility operating specifications;

▪	Production Royalties: Royalties in an amount equal to five percent of net profits from the sale of by-products from each TCOM facility, payable on a quarterly basis for a period of five years; and

▪	Las Vegas Prepaid License Fee: With respect to the initial facility, planned in North Las Vegas, the fees otherwise payable, as described above, are modified to provide that total applicable license fees of $375,000 are payable (i) $175,000 in advance; and (ii) $200,000 in the month following the first full calendar quarter of commercial operations.

As of September 30, 2014, the Company had paid $75,000 of the licensing fee applicable to the planned Las Vegas facility. This amount and other payments made under this license agreement will be capitalized and amortized over the expected life for which the Company will generate revenue from the TCOM technology.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 5 – Notes Receivable

Notes receivable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
CGTC/Lurvey	$47,574	$2,525
ECO Enviro Technologies Int’l Ltd	48,099	-
	95,673	2,525
Allowance for uncollectible balances	(95,673)	(2,525)
Total	$-	$-

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances

The Company has, from time to time, advanced funds to CGTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of a Hawaiian joint venture pending receipt of third party financing. The loans are undocumented, unsecured and have no specific repayment terms. At September 30, 2014 and December 31, 2013, the advances totaled $47,574 and $2,525, respectively.

ECO Enviro Technologies International Limited (“EETIL”) Loan

Under the EETIL Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At September 30, 2014, advances under the EETIL Loan Agreement totaled $48,099.

The two receivables described above are to start-up companies where the future collectability is not certain. Therefore, the Company has established an allowance for uncollectible balances equal to 100% of the receivable balances. If the advances are not repaid by their respective due dates, the Company will pursue collection efforts. In the case of the EETIL Loan, the Company has the option to convert the note balance to an ownership interest.

Note 6 – Notes Payable

Notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Payable to an individual; payable upon demand; interest at 8% per annum and unsecured	$96,645	$50,870

Payable to individuals; payable upon demand; non-interest bearing and unsecured	110,777	112,775
	$207,422	$163,645

During the nine months ended September 30, 2014, the Company issued $106,177 of unsecured notes payable bearing interest at 0%, payable on demand. Those notes were part of the total unsecured notes payable that were converted by September 30, 2014, as described below.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

During the nine months ended September 30, 2014, a total of $64,176 of notes payable were converted into 130,000 shares of our common stock.

Note 7 – Stockholders’ Equity

Preferred stock

The Company has authorized the issuance of 20,000,000 shares of Preferred Stock, $0.0001 par value. During 2014, the Company issued for $100, and at September 30, 2014 had outstanding, 1,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is entitled to ten votes on all matters on which stockholders are entitled to vote. The Series A Preferred Stock has no other material rights or preferences.

Common stock

The Company has authorized the issuance of 100,000,000 shares of common stock, $0.0001 par value. At September 30, 2014, the Company had 6,150,878 shares of common stock issued and outstanding.

During the nine months ended September 30, 2014, the Company issued the following shares of common stock:

•	3,000,000 shares in connection with the Change of Control described in Note 1;

•	130,000 shares in connection with the conversion of $64,176 of debt;

•	1,789,228 shares for cash proceeds of $882,685; and

•	731,650 shares for services valued at $380,458.

Note 8 – Commitments and Contingencies

The Company currently leases approximately 2,400 square feet of office space in Irvine, California as our executive offices. The average monthly rental under the lease, which expires on April 30, 2015, is $4,958, after which we expect to continue to use the space on a month to month basis.

Rent expense for the nine months ended September 30, 2014 and 2013 was $3,805 and $0, respectively.

Note 9 – Subsequent Events

The following events occurred subsequent to September 30, 2014 and through the date of the release of these financial statements.

CGTC/Lurvey Advances – Additional Advances

Subsequent to September 30, 2014 and through March 16, 2015, the Company made additional advances to CGTC/Lurvey totaling $75,963.

EETIL Loan – Additional Advances

Subsequent to September 30, 2014 and through March 16, 2015, the Company made additional advances to EETIL totaling $83,050.

Brasil Plus Loan

Under the Brasil Plus Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. Subsequent to September 30, 2014, through March 16, 2015, advances under the Brasil Plus Loan Agreement totaled $89,013.

Sonic Cavitation Ltd. Convertible Bridge Loan

Under the Sonic Convertible Bridge Loan Agreement, the Company, subsequent to September 30, 2014, loaned $200,000 to Sonic Cavitation Ltd. (“SCLtd”) and Sonic Cavitation LLC, (“SonCav”). The loan bears interest at 10% per annum and is repayable on November 30, 2015. The loan is convertible, at the Company’s option, into a non-diluting 3% interest in SonCav and a non-diluting 0.25% interest in SCLtd.

In addition, under the Sonic Convertible Bridge Loan Agreement, the Company was granted preferred pricing on the purchase of up to 25 SonCav Generators in the U.S. of: (i) cost plus thirty percent on up to five units in 2015; (ii) cost plus twenty five percent on up to five units in 2016; and (iii) cost plus twenty percent on up to five units in each of 2017, 2018 and 2019.

In December 2014, the Company converted the full amount owing under the Sonic Convertible Bridge Loan into a non-diluting 3% equity ownership interest in SonCav and a non-diluting 0.25% equity ownership interest in SCLtd.

The Company will account for these investments under the cost method. The Company will review this investment on an annual basis for impairment.

Notes Payable

Subsequent to September 30, 2014, the Company issued an additional $28,106 of notes payable. The notes payable bear interest at 12% per annum, an unsecured and are repayable on demand.

Subsequent to September 30, 2014, an additional $201,423 of notes payable were converted into an aggregate of 725,000 shares of common stock.

Stockholders’ Equity

Subsequent to September 30, 2014, the Company issued an additional 1,023,909 shares of common stock for $587,801 of cash, in addition to shares issued for conversion of notes payable.

Licensing Fees

Subsequent to September 30, 2014, the Company paid an additional $100,000 of the licensing fee relating to the planned Las Vegas facility.

Waste Conversion Facility – North Las Vegas

The Company entered into a Purchase and Sale Agreement in February 2015 to acquire a developed location that is expected to house its planned initial waste conversion facility in North Las Vegas, Nevada. The acquisition price for the 18.28 acre developed site is $6,750,000, of which $100,000 was paid to open escrow, with an anticipated closing date of the purchase in mid-May subject to securing financing to support the acquisition.

Subject to securing funding to finance the site acquisition, site modifications and equipment purchases, the Company intends to initially install four 3.5 ton TCOM Processors with an output consisting of synthetic fuel, synthetic gas, and various grades of carbon. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the operational requirements of a TCOM Facility is approximately nine months from securing the funding required.

Employment Agreements

In 2015, the Company appointed additional officers and entered into employment agreements with each of its four executive officers, Jess Rae Booth, Steve Rockey, Walter Carlson and Kristin Johnston.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

September 30, 2014 and 2013

(Unaudited)

In January 2015, we entered into Employment Agreements with each of our principal officers, Jess Rae Booth, Steve Rockey, Walter Carlson and Kristin Johnston.

The Employment Agreement of Mr. Booth has a term of four years and the Employment Agreements of Messrs. Rockey and Carlson and Ms. Johnston each have a term of three years. Following the initial terms of those agreements, unless extended, each of the subject officers’ employment continues on an “at-will” basis. Each of the agreements provides for an annual salary, participation in all employment benefit plans maintained by the company, including a group medical plan and severance pay ranging from one to five months, depending upon the term of service, in the event the company terminates employment without cause or the employee terminates for good reason. Additionally, the officers may participate in any incentive compensation plan and performance bonus plan adopted by the company.

The Employment Agreements fix base salaries of the officers at levels escalating on a quarterly basis during 2015 and semi-annually during 2016 and 2017. Annualized base salaries of the officers are: Jess Rae Booth - $134,500 in 2015; $180,000 in 2016; and $219,000 in 2017; each of Messrs. Rockey and Carlson and Ms. Johnston - $110,000 in 2015; $138,000 in 2016; and $177,000 in 2017.

Warrant

In February 2015, the Company issued a five-year warrant to a service provider to purchase 230,000 shares of common stock at $0.52 per share.

Stock Options

In March 2015, the Company granted stock options to key employees and consultants to purchase an aggregate of 10,753,400 shares of common stock at an exercise price of $0.535 per share.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.

This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Overview

ECO Integrated Technologies, Inc. is a development stage company focused on delivering state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. We hold a license to utilize a patented technology, referred to as “TCOM” – or Thermal Conversion of Organic Materials, utilizing pressure, heat and a catalyst to convert a wide spectrum of waste feedstock into salable by-products, principally synthetic gas and fuel, energy and carbon. We plan to deploy our licensed TCOM System to establish one or more facilities, initially targeting the Las Vegas market, to handle waste streams and produce salable by-products. We plan to supplement our TCOM technology with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

History and Development

We were originally incorporated in July 2013, as Thunder Run Acquisition Corporation (referred to, prior to the Change of Control, as “Thunder Run”), under the laws of the State of Delaware. Thunder Run was formed with an initial principal business objective of achieving a business combination with a target company desiring to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

In August 2014, (i) Thunder Run redeemed, at par value, 19,500,000 of the 20,000,000 shares then outstanding, (ii) Thunder Run issued, at par value, 3,000,000 shares of common stock to the sole owner of ECO Waste Conversion Las Vegas, LLC (“ECO Waste”), (iii) the officers and directors of Thunder Run resigned and a new officer and director was appointed, and (iii) the name of Thunder Run was changed to ECO Waste Conversion Solutions Corporation (collectively, the “Change of Control”). Following the Change of Control, we acquired 100% ownership of ECO Waste Las Vegas in exchange for ten shares of common stock (the “Share Exchange”). In December 2014, we changed the name of our company to ECO Integrated Technologies, Inc.

ECO Waste is a Nevada limited liability company, formed in 2012. ECO Waste is a development stage company that has acquired a license to utilize the TCOM technology and is in the process of executing a strategy to commercialize the TCOM technology through the construction and operation of facilities to convert waste streams and produce salable commercial by-products.

The Share Exchange was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of ECO Waste obtained control of the combined entity. Accordingly, the exchange was recorded as a recapitalization of ECO Waste, with ECO Waste being treated as the continuing entity. The historical financial statements presented are the financial statements of ECO Waste. As neither Thunder Run nor Eco Waste had any material assets or operations prior to the Share Exchange, pro forma financial information reflecting the Share Exchange would not be material and is not included herewith.

Plan of Operations

Prior to the Share Exchange, and as of September 30, 2014, we had not yet realized any operating revenues and were in the development stage.

Our plan of operations is presently two-fold. First, we plan to become a preferred provider of state-of-the-art environmentally friendly waste handling and treatment solutions. Second, as an integral component of our waste handling and treatment solutions offered, we plan to derive salable by-products from the conversion of waste streams.

In order to execute on our plan of operations, we intend to assemble and integrate a portfolio of class leading environmentally friendly technologies. To that end, during 2014, we acquired a license to utilize, in the United States, the TCOM System. TCOM, the first of what we expect to be multiple technology platforms within our portfolio, utilizes a patented proprietary process to convert, rather than combust, waste streams. Unlike combustion treatment solutions, TCOM is environmentally friendly, producing little or no emissions or waste by-products but does produce salable by-products.

We intend to supplement our TCOM technology with other compatible environmentally friendly waste treatment technologies and are actively engaged in evaluations of potential technology solutions for addition to our offerings. The first of those additional solutions, the SonCav generator, has been identified and we have secured certain rights to deploy that technology. SonCav is a proprietary patented process using ultrasound to produce purified water from waste water using a controlled cavitation process.

We plan to target governmental and private industry entities with known waste handling and treatment concerns, initially focusing on municipalities, and to package our TCOM-based solutions as a cost effective and environmentally superior solution to existing waste solutions. Where we obtain “buy-in” from the municipality, or other entities, we expect to contractually secure a specific waste stream and plan to design and construct a TCOM Facility for the specific conversion of that waste stream into salable by-products. Subject to availability of funding and suitable waste stream supplies, our business is scalable by adding TCOM Facilities in multiple municipalities and/or to multiple industrial entities.

Typical TCOM Facilities are expected to require capital expenditures of $25+ million and nine months to develop and bring operational from receipt of funding. As of September 30, 2014, we did not have available funding, or commitments to provide funding, to support the development and operation of any TCOM Facilities.

In addition to offering a solution to waste handling and treatment concerns of municipalities and private industry customers, TCOM Facilities are expected to generate salable by-products. Depending on the waste feedstock, principal salable by-products are expected to include various grades of carbon, synthetic fuel, synthetic gas and electricity.

Our business model contemplates multiple revenue streams, principally (i) tipping fees from acceptance of certain customer waste; (ii) sales of carbon; and (iii) sales of synthetic fuel. While not central to our business model, we may also derive benefits from the generation of synthetic gas and electrical power – whether for sale or internal use – and possible tax and financial incentives associated with “green” technology programs.

Operating costs are expected to consist, principally, of labor costs, facilities maintenance and related costs, transportation and related costs and licensing fees associated with use of the TCOM System and other technologies. License fees associated with use of the TCOM System include one-time license fees associated with the development and start-up of facilities, totaling $375,000 per TCOM Facility and royalties of five percent (5%) of net profits from by-product sales payable over the first five years of operations of each TCOM Facility.

Recent Developments

In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial TCOM Facility, in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 has been paid to open escrow. Subject to securing necessary purchase money financing, closing is contemplated in the second quarter of 2015.

Subject to our closing of the purchase of the North Las Vegas site and securing necessary financing to support site modifications and equipment purchase and installation, we intend to initially install four 3.5 ton TCOM Processors with an output consisting of synthetic fuel, synthetic gas, and various grades of carbon. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the planned operational requirements is approximately nine months from securing the funding required, which is expected to total approximately $20.8 million above and beyond the acquisition price of the site.

Results of Operations

Sales

We have not commenced selling our products as of September 30, 2014; therefore our sales for both the three and nine months ended September 30, 2014 and 2013 were $0.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees and related costs, rental expenses, and travel expenses. General and administrative expenses were $119,915 and $192,192 for the three and nine months ended September 30, 2014, respectively, as compared to $41,112 and $80,746 for the three and nine months ended September 30, 2013, respectively. The increase for the nine months ended September 30, 2014 compared to the same period in 2013 was $111,446, or 138%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan. Specifically, our consulting fees and related costs increased by approximately $77,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of stock issued to third party service providers. Stock-based compensation was $380,458 and $380,458 for the three and nine months ended September 30, 2014, as compared to $0 and $0 for the three and nine months ended September 30, 2013.  The increase in stock-based compensation is due to the issuance of 731,650 shares of common stock during the three months ended September 30, 2014. There were no such issuances during the periods ended September 30, 2013.

Allowance for uncollectible accounts

In connection with our efforts to commercialize our TCOM technology, we have entered into lending arrangements with two development stage entities involved in the development or international commercialization of TCOM. We advanced $92,898 to those entities during 2014 and advanced $2,525 to those entities during 2013. In connection with our lending arrangements with one of those entities, we have certain rights to acquire equity in that entity. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have established allowances for uncollectible accounts fully reserving against the amounts advanced to those entities.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $1,776 and $1,776, respectively, as compared to $0 and $0, for the three and nine months ended September 30, 2013. The increase is due to the increase in notes payable in 2014 as compared to 2013. During the nine months ended September 30, 2014 we converted $64,176 of notes payable into shares of common stock.

Reverse merger expenses

Reverse merger expenses consists of one-time amounts paid in connection with the Change of Control during 2014.

Financial Condition

Liquidity and Capital Resources

Our principal sources of liquidity include cash from the issuance of notes payable and the sale of common stock. During 2013 and the nine months ended September 30, 2014 we received cash of $81,947 and $106,177, respectively, from the issuance of notes payable. Also, during the nine months ended September 30, 2014 we sold shares of our common stock for proceeds of $882,685.

As of September 30, 2014, our cash and cash equivalents totaled $550,406 and our working capital totaled $304,923 as compared to a cash balance $0 and a deficit in working capital of $180,106 as of December 31, 2013.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(269,470)	$(79,487)
Net cash used in investing activities	(168,986)	(2,525)
Net cash provided by financing activities	988,862	81,947

Operating Activities. Net cash used in operating activities was $269,470 for the nine months ended September 30, 2014, an increase of $189,983, compared to $79,487 for the nine months ended September 30, 2013. The increase in cash used in operating activities was mainly attributable to the increase in the net loss; offset an increase in non-cash stock option expense and an increase in accounts payable, all associated with acceleration of our business plan.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 was $169,986, an increase of $166,461, compared to $2,525 for the nine months ended September 30, 2013. The increase in cash used in investing activities during 2014 related to: (i) payment of pre-paid license fees ($75,000); (ii) advances to third parties ($92,898) and (iii) purchases of furniture and equipment ($1,088).

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $988,862 compared to $81,947 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received $106,177 from the proceeds from notes payable as compared to $81,947 for the nine months ended September 30, 2013. In addition during the nine months ended September 30, 2014 we sold 1,789,228 shares of our common stock for $882,685.

Notes and advances receivable

During nine months ended September 30, 2014, we advanced funds to various entities with which we have existing or potential strategic relationship. One of those loans included the grant of certain equity rights.

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances. We have, from time to time, advanced funds to CGTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of our Hawaiian joint venture pending receipt of third party financing. The advances are undocumented unsecured loans with no specific repayment terms. At September 30, 2014 and December 31, 2013, the advances to CGTC and Mr. Lurvey totaled $47,574 and $2,525, respectively.

ECO Enviro Technologies International Limited (“EETIL”) Loan. Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At September 30, 2014, advances under the EETIL Loan Agreement totaled $48,099.

Commitments

We entered into a license agreement with the developer and patent-holder on the TCOM technology. As consideration for the license and associated services, we are obligated to pay the following fees with respect to TCOM Facilities:

▪	Prepaid License Fee: A prepaid license fee of $125,000 for site specific design and equipment specification work for each licensed facility, payable on initial draw of funding for construction of the facility;

▪	Additional Licensing Fee: An additional license fee of $250,000 per facility, payable $150,000 on commencement of construction of a TCOM facility and $100,000 following completion of the first full calendar month of commercial operations of each TCOM facility; provided that the quantity and quality of salable by-products from such operations are substantially in compliance with the facility operating specifications;

▪	Production Royalties: Royalties in an amount equal to five percent of net profits from the sale of by-products from each TCOM facility, payable on a quarterly basis for a period of five years; and

▪	Las Vegas Prepaid License Fee: With respect to the initial facility, planned in North Las Vegas, the fees otherwise payable, as described above, are modified to provide that total applicable license fees of $375,000 are payable (i) $175,000 in advance; and (ii) $200,000 in the month following the first full calendar quarter of commercial operations.

As of September 30, 2014, we had prepaid a licensing fee of $75,000 relating to the planned North Las Vegas TCOM Facility.

Capital Requirements

In order to implement our business plan, we will require substantial funding beyond our current resources. With respect to our planned TCOM Facility in North Las Vegas, Nevada, we expect that our capital expenditures will be approximately $27.5 million, consisting of $6.75 million payable for the site presently under contract and approximately $20.8 million for facilities upgrades and equipment installation. Future TCOM Facilities can be expected to cost $25+ million to acquire, develop and bring operational.

In addition to funding of capital expenditures, we will also require operating capital to support overhead and facilities operations until such time, if ever, as cash flows from operations support operations. The amount of operating capital required will depend on the number and size of facilities operated, among other factors, and the time period required to attain profitability. We anticipate that the minimum requirements for additional operating capital over 2015 will be approximately $1.2 million.

We are presently engaged in discussions with financing sources with respect to providing funding to support capital expenditures relating to our planned North Las Vegas TCOM Facility and other facilities and to support our operating capital requirements. We do not presently have sufficient capital to acquire, develop or operate our planned North Las Vegas TCOM Facility, or any other facilities, and do not have any commitments to provide such capital. If we are unable to secure the financing required to complete the acquisition, development and bring operational the North Las Vegas Facility, or other facilities, or to secure the needed funding on acceptable terms, we will be unable to execute, in part or in whole, our business plan and we may be required to curtail or cease operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the most critical accounting policies that currently affect our financial condition and results of operations:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to us due to the levels of subjectivity and judgment involved.

Revenue recognition

Our revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits

Stock-Based Compensation

We record stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6	EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ECO INTEGRATED TECHNOLOGIES, INC.
Date: April 13, 2015
	By:	/s/ Jess Rae Booth
Jess Rae Booth
Chief Executive Officer

	By:	/s/ Walter Carlson
Walter Carlson
Chief Financial Officer

