Form 10-K
period 2014-12-31
ECO Integrated Technologies, Inc.
filed 2015-04-13
CIK 1586609

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
Commission File No. 000-55057

ECO INTEGRATED TECHNOLOGIES, INC.
(Exact name of registrant specified in its charter)

Delaware	46-3601274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 Michelson Drive, Suite 780, Irvine, California 92612
(Address of principal executive offices)(Zip code)
Issuer’s telephone number, including area code:   (949) 336-6944
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which each is registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, was $0. As of that date, there was no trading market in the registrant’s common stock and all shares were held by affiliates.
The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of April 13, 2015 was 8,401,394.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of ECO Integrated Technologies, Inc. and its subsidiaries (“EIT,” “ECO” or the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Investors are cautioned that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:
•
seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap tires and commodities;

•
our ability to enter into contracts to process wastes and sell by-products on acceptable terms;

•
adoption of new laws and regulations, including energy laws, environmental laws, labor laws and healthcare laws;

•
our ability to secure necessary financing to establish and operate facilities;

•
our ability to operate facilities efficiently, continuously and profitably;

•
our ability to avoid adverse publicity relating to our business;

•
advances in technology;

•
difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;

•
difficulties in the financing, development and construction of projects and expansions, including increased construction costs and delays;

•
limits of insurance coverage;

•
our ability to avoid defaults under long-term contracts;

•
performance of third parties under contracts and such third parties’ observance of laws and regulations;

•
concentration of suppliers and customers;

•
geographic concentration of facilities;

•
increased competitiveness in the energy and waste industries;

•
limitations imposed by indebtedness we may incur and our ability to perform our financial obligations and guarantees;

•
the scalability of our business;

•
our ability to attract and retain talented people;

•
our ability to timely commercialize any or all of our technologies;

ii

•
general economic conditions in the United States and abroad, including the availability of credit and debt financing; and

•
other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in our other filings with the SEC.

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do not have, or undertake, any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
iii

PART I
Item 1.
Business

Overview
ECO Integrated Technologies, Inc. is a development stage company focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. Our technology portfolio presently includes (i) certain preferred pricing and other rights in a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” — or Thermal Conversion of Organic Materials to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. We plan to deploy our technologies to establish one or more facilities, initially targeting a TCOM facility in the Las Vegas market, to handle waste streams and produce salable by-products. We plan to supplement our water treatment and TCOM technology with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.
We are headquartered at 2600 Michelson Drive, Suite 780, Irvine, California 92612. Our telephone number is (949) 336-6944.
History and Development
We were originally incorporated in July 2013, as Thunder Run Acquisition Corporation (referred to, for periods prior to the Change of Control defined below, as “Thunder Run”), under the laws of the State of Delaware. Thunder Run was formed with an initial principal business objective of achieving a business combination with a target company desiring to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.
In August 2014, (i) Thunder Run redeemed, at par value, 19,500,000 of the 20,000,000 shares then outstanding, (ii) Thunder Run issued, at par value, 3,000,000 shares of common stock to the sole owner of ECO Waste Conversion Las Vegas, LLC (“ECO Waste”), (iii) the officers and directors of Thunder Run resigned and a new officer and director was appointed, and (iv) the name of Thunder Run was changed to ECO Waste Conversion Solutions Corporation (collectively, the “Change of Control”). Following the Change of Control, we acquired 100% ownership of ECO Waste in exchange for ten shares of common stock (the “Share Exchange”). In December 2014, we changed the name of our company to ECO Integrated Technologies, Inc.
ECO Waste is a Nevada limited liability company, formed in 2012. ECO Waste is a development stage company that has initially acquired certain commercial rights in a water treatment technology and a license to utilize the TCOM technology and is in the process of executing a strategy to commercialize a portfolio of technologies through the construction and operation of facilities to convert waste streams and produce salable commercial by-products.
Our Strategy
Our mission is to provide integrated solutions to municipal and private clients to diminish their amount of waste, as well as to convert their waste to commercial by-products and to clean seawater and waste water into potable water.
We intend to pursue our mission through the following key strategies:
■
Develop a portfolio of superior technologies.   We intend to assemble a portfolio of complementary technologies to deliver comprehensive state-of-the art waste treatment solutions. To date, we have acquired a license to deploy the TCOM System and an interest in Sonic Cavitation, LLC, the owner-developer of the SonCav Generator, a promising wastewater/seawater treatment technology, preparing for commercialization of its technology. We have secured favorable supply terms to purchase and deploy the SonCav Generator. We are also in discussions with suppliers and developers of a number of other complementary waste treatment technologies and expect to enter into supply arrangements, joint ventures or other agreements to add one or more of those technologies to our portfolio of waste treatment solutions.
■
Capitalize on our TCOM System.   We intend to develop and operate facilities offering superior performance — in terms of operational and capital cost, high yield, high-quality by-products, energy efficiency, environmental-friendliness, processing time and deployment time, and scalability — through application of our TCOM System.

■
Partner with municipalities in addressing waste handling and water treatment concerns.   We intend to initially market our services to municipalities as a solution to reduce volumes in municipal landfills and waste treatment facilities and to address water supply challenges. We expect that municipalities will view our solutions as viable cost-effective means of reducing waste streams and recovering potable water from waste. We are initially targeting construction and operation of a TCOM facility in Las Vegas, and have already engaged in discussions with municipal officials and employees in Las Vegas to secure their buy-in to the benefits of such a facility, and are targeting expansion into selected additional municipal markets in the coming years.

■
Partner with private industry participants with difficult waste by-product concerns.   We intend to market our services to private industry customers with known waste by-product concerns. We have identified a number of industries — including oil and gas, pharmaceutical, chemical, agriculture, and bio-medical, among others — in which handling of waste by-products is a major concern, presents public perception concerns or both.

■
Position our solutions as the preferred “green” solution to waste treatment.   Our TCOM System creates little or no emissions, is EPA compliant and sequesters carbon. Unlike many competing treatment solutions, TCOM utilizes thermal conversion instead of combustion — eliminating the adverse environmental impact of combustion — and results in total conversion of waste —  eliminating ash and other residue that must be disposed of from using combustion systems.

■
Position our by-products as low cost “green” products.   More than simply treating waste streams, our TCOM System can generate multiple salable by-products — principally, synthetic gas, synthetic fuel, electricity and pure carbon. Based on testing to-date, we anticipate that the efficiency and low operating cost of the TCOM System will allow us to produce, and in turn sell, by-products at well below the prices achieved by competing technologies. Additionally, the conversion of waste to salable by-products, along with anticipated low energy consumption and little or no emissions, will allow us to position our by-products as “green” products.

Our Business Model
Our business model is being built to capitalize on the benefits associated with our waste conversion technologies.
We plan to service our customers, both municipal and private industry customers, by reducing or eliminating their need to handle and process waste. For municipalities, we plan to offer a sustainable waste management solution diverting scrap tires, sewage sludge, biomass, municipal solid waste (“MSW”) and other waste products from landfills and other municipal operated facilities. Additionally, municipalities benefit from reduced greenhouse gas (“GHG”) emissions, lower risk of groundwater contamination, and land conservation.
For private industry customers, we offer a sustainable waste management solution taking industrial by-products off of the hands of customers. Private industry customers may benefit from lower need, and resulting reduced cost, to landfill, treat, store or handle waste by-products of their operations. For instance, bio-medical waste from hospital and health care facilities and providers, waste oil, low-grade coal, scrap tires, plastic waste and other waste products from a broad range of industries, debris and waste from construction and demolition companies, and contaminated water from fracking in the oil and gas industry are all candidates from waste treatment at lower cost to industrial customers with reduced risk to customers from handling, treatment or storage of those by-products while reducing risk associated with regulatory oversight and adverse publicity.

In addition to offering a solution to waste handling and treatment concerns of municipalities and private industry customers, our waste conversion technologies are expected to generate salable by-products. Depending on the waste feedstock, principal salable by-products are expected to include various grades of carbon, synthetic fuel (“SynFuel”), synthetic gas (“SynGas”) and electricity.
Our business model contemplates multiple revenue streams, principally; (i) sales of carbon; (ii) sales of SynFuel; and (iii) tipping fees from the acceptance of certain customer or municipal waste. While not central to our business model, we may also derive benefits from the generation of SynGas and electrical power — whether for sale or internal use — and possible tax and financial incentives associated with “green” technology programs.
Technologies
Our waste conversion solutions are expected to be built upon a portfolio of compatible state-of-the-art technologies. Our initial technology is our proprietary licensed TCOM System. We have also acquired certain rights relating to use of the SonCav Generator which we expect to integrate into our solutions offerings and are presently evaluating a number of additional technologies to be integrated into our solutions.
TCOM
TCOM, or Thermal Conversion of Organic Materials, is our initial technology offering.
TCOM is a proprietary patented process developed by Michael J. Lurvey. The TCOM System utilizes a vessel that can process up to 3.5 tons of waste. Temperature, moisture content and pressure of the vessel are controlled by the sequential introduction of pressurized air at the top and bottom of the vessel. The pressurized air streams are synchronized to maintain congruent internal pressures, initiating and sustaining a smooth exothermic reaction. A coherent high temperature thermal layer is created which moves vertically up and down the vessel in a controlled process.
The TCOM System operates on a semi-continuous basis and requires approximately one hour to process up to a 3.5 ton batch of waste. Heat generated by the process is the primary source of energy for the process with external energy requirements of approximately 10kW per ton.
The TCOM System can handle a wide variety of waste feedstock, including most carbonaceous feedstock, including MSW, manure, biomass, agricultural, scrap tires, construction waste, sludge, biowaste, oil or coal sludge, forestry, plastics and auto shredder residue.
The TCOM System is considered environmentally friendly, sequestering carbon, with readily available EPA permitting, having little or no emissions or residual waste and possibly achieving GHG initiative credits.
The TCOM process is covered by U.S. Patent No. 8,328,991 issued December 11, 2012 to Mr. Lurvey. The process, is described in the patent as follows: “A processing vessel is loaded with a feedstock including organic material and at least one additive which is non-inert to the organic material. A bottom portion of the feedstock is heated to a pyrolysis state for producing a horizontal thermal layer with the feedstock, which thermally decomposes organic material into carbon as the non-inert additive reacts with the organic material. Vapor is directed downwardly through the feedstock while discharging volatile organic compounds from a lower portion of the chamber. Prior to complete thermal decomposition of the feedstock, the direction of vapor flow within the feedstock is reversed wherein the vapor flows upwardly through the feedstock while the volatile compounds are discharged from an upper portion of the chamber. Pressure and vapor flow within the chamber are regulated during upward vapor flow to regulate vertical movement of the thermal layer within the feedstock for controlling the extent of thermal decomposition of the feedstock.”
While the TCOM process is covered by the patent and the process and associated equipment are, thus, publicly available, the mixture, or “recipe,” of feedstock preparation, catalyst and applied heat and pressure are not covered by the patent and, therefore, are not publicly available but remain proprietary to Mr. Lurvey, and subject to the license under which ECO will operate.

SonCav Generator
SonCav is a proprietary patented process developed by Sonic Cavitation, LLC. The SonCav Generator uses ultrasound to heat liquid through cavitation, the formation and implosion of cavities in liquid producing intense heat, light and sound. The SonCav Generator creates, controls and harnesses cavitation with liquids passing through the generator reaching up to 5,000˚ K breaking molecular bonds.
The SonCav Generator has undergone extensive testing and its commercial launch is expected during early 2015.
Initial testing of the SonCav Generator have supported use in (i) yielding pure water from seawater, wastewater and hydraulic fracturing flow-back at 1mm liters per day, and (ii) yielding diesel, jet fuel, benzene and gasoline from crude oil at 95% conversion of feedstock and 1,000 barrels per day.
The SonCav Generator offers potential operational and cost benefits compared to a desalination plant or refinery. A unit uses no chemicals, produces no smell and minimal sound, is compact and mobile, has low energy requirements, can be rapidly produced and has lower cost on a per unit basis when compared to existing alternatives.
Other Technologies Under Consideration
In addition to the TCOM System and SonCav Generator, for which we have already secured certain rights, we are evaluating, and intend to continue to evaluate, other compatible technology offerings. Among the technologies currently under consideration are (i) a sewage sludge process that reduces moisture content producing a more efficient feedstock for our TCOM System and allowing the disposal of segregated water after treatment by a SonCav Generator; and (ii) a proprietary gasifier to convert MSW into SynGas to drive large scale electrical generation.
Technology Rights
We do not presently own any proprietary technologies. Instead, we presently hold licenses and other rights to commercialize our principal technologies.
TCOM License — U.S.
In August 2014, we entered into a License Agreement (the “U.S. License Agreement”) with Mr. Lurvey, the developer and patent-holder on the TCOM technology.
Under the U.S. License Agreement, we have the right to deploy the TCOM System throughout the United States and its territories, excluding Hawaii. Our rights to deploy the TCOM System in the U.S. are not exclusive and Mr. Lurvey has granted non-exclusive licenses to third parties in the U.S. and may grant additional licenses in the U.S.; provided, however, that none of those licenses include territorial exclusivity. If we begin development of our first licensed TCOM facility within twelve months of third-party certification of the quantity and quality of conversion of scrap tires to commercially salable SynFuel and activated carbon from a demonstration plant operated by Mr. Lurvey in Oahu, our rights to establish TCOM facilities shall become exclusive as to not less than twenty-five markets in which we operate a TCOM facility where no other operators operate such a facility. Within those markets, which are defined as the largest of the applicable county or municipal statistical area (“MSA”), we will have exclusive rights to develop and operate an unlimited number of TCOM facilities. As of December 31, 2014, third-party certification of salable by-products from the Oahu demonstration plant had not yet been received.
The U.S. License Agreement provides, further, that Mr. Lurvey, or his affiliates, will assist in tailoring the design and equipment to be used on any particular location to maximize efficiency and effectiveness of the proposed system taking into account expected waste streams, by-products and operating conditions. Additionally, Mr. Lurvey, or his affiliates, will provide training for a minimum of two persons at each licensed TCOM facility and maintain a technology data package and escrowed software code information package, together containing the “recipe,” to support continuing operations of each licensed TCOM facility, which packages will be available for use by authorized contractors and in the event of the incapacity or unavailability of Mr. Lurvey and will be transferred to us on commencement of operations.

As consideration for the license and associated services, we will pay the following fees to Mr. Lurvey, or his affiliates:
■
Prepaid License Fee:   A prepaid license fee of  $125,000 for site specific design and equipment specification work for each licensed facility, payable on initial draw of funding for construction of the facility;

■
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

■
Production Royalties:   Royalties in an amount equal to five percent of net profits from the sale of by-products from each TCOM facility, payable on a quarterly basis for a period of five years; and

■
Las Vegas Prepaid License Fee:   With respect to the initial facility, planned in Las Vegas, the fees otherwise payable, as described above, are modified to provide that total applicable license fees of $375,000 are payable (i) $175,000 in advance, which amount was paid during 2014; and (ii) $200,000 in the month following the first full calendar quarter of commercial operations.

The U.S. License Agreement provides that we may sublicense the TCOM System to third parties at our sole discretion provided that we pay a sublicense fee of  $125,000, which is payable in full on execution of a sublicense agreement, in addition to all other applicable fees that pertain. For each sublicense we may grant, we retain the right to charge license fees, production royalties and other fees above those payable to Mr. Lurvey.
TCOM Joint Venture/License — Hawaii
In September 2014, we entered into a Joint Venture Agreement (the “JV Agreement”) with Carbon Geo-Tek Consultants, Inc. (“CGTC”), an entity controlled by Mr. Lurvey.
The purpose of the joint venture is the development and operation of TCOM facilities in Hawaii on the islands of Oahu and Hawaii and to develop, construct and operate mobile TCOM units.
In 2011, the legislature of the State of Hawaii approved a $40 million Special Revenue Bond issue to Carbon Bio-Engineers, Inc., or a partnership in which it is a partner, to finance projects such as TCOM facilities. Mr. Lurvey was the sole shareholder of Carbon Bio-Engineers and it is anticipated that the bond issue will be available to CGTC and the joint venture. Development of the joint venture’s planned facilities and mobile units and operation of the same are subject to securing funding from the bond issue.
Under the JV Agreement, CGTC will be responsible for the design and construction of mobile units and for providing equipment specifications for facilities and we will be responsible for monetizing the bond issue and for development, construction and operation of the joint venture’s facilities and operation of mobile units.
Assuming receipt of financing from the bond issue, the joint venture intends to develop and operate (i) a TCOM facility on Oahu to produce SynFuel and carbon and as a research and development facility; (ii) a TCOM facility on Hawaii; and (iii) a mobile TCOM unit targeted at eradicating gorse, invasive plant species in the Hawaiian islands, and producing SynFuel and carbon.
Mr. Lurvey has granted a license of the TCOM technology to facilitate operations of the joint venture. The joint venture will pay to Mr. Lurvey a one-time license fee of  $125,000: on (i) the issuance of a building permit for each TCOM facility; and (ii) commencement of construction of each mobile TCOM unit. Additionally, the joint venture will pay to CGTC, from available bond issue proceeds, a one-time payment of  $2 million. No ongoing royalties are payable.
We will receive a quarterly management fee in an amount equal to (i) $75,000 per quarter until revenues are generated by the joint venture; and (ii) thereafter, five percent of revenues.

We will be allocated thirty percent of net income or loss from the joint venture, with thirty percent being allocated to CGTC and forty percent being allocated to two organizations that benefit the indigenous Hawaiian population.
SonCav Rights Agreement
In October 2014, we entered into a Secured Convertible Bridge Loan Agreement (the “Loan Agreement”) with Sonic Cavitation, LLC (“SonCav LLC”), developer of the SonCav Generator and related technology, and its parent, Sonic Cavitation Ltd. (“SCLtd”). Under the terms of the Loan Agreement, we loaned $200,000 to SonCav LLC. The loan was repayable, with interest at ten percent, on November 25, 2015 and was convertible, at our option, into a non-diluting three percent interest in SonCav LLC and a non-diluting one-quarter of one percent interest in SCLtd.
In addition, under the Loan Agreement we were granted preferred pricing on licensing of SonCav Generators in the U.S. of: (i) cost plus thirty percent on up to five units in 2015; (ii) cost plus twenty five percent on up to five units in 2016; and (iii) cost plus twenty percent on up to five units in each of 2017, 2018 and 2019.
The Loan Agreement also provides us with a “first look” investment right in SonCav LLC ending two weeks from first full field use of a SonCav Generator.
In December 2014, we converted the full amount owing under the Loan Agreement into a non-diluting three percent equity ownership interest in SonCav LLC and a non-diluting one-quarter of one percent equity ownership interest in SCLtd.
Salable By-Products
Our planned waste conversion solutions are expected to produce a number of by-products that may be offered for sale. Our principal by-products are anticipated to be the following:
Carbon
The TCOM System produces activated carbon and biocarbons. Activated carbon is commonly utilized in gas, gold and water purification, metal extraction, medicine, sewage treatment, air filters in gas and filter masks, compressed air filters and other industrial applications. Biocarbons are commonly used to enhance agricultural production, reducing water requirements for irrigation and reducing the need for petrochemical-based fertilizers and pesticides. The types and volumes of carbon by-products derived from the TCOM process varies based on the feedstock.
SynFuel
The TCOM System produces liquids similar to #2 diesel fuel suitable for powering vehicles and diesel generators to produce clean electrical energy.
SynGas
The TCOM System produces synthetic gases and liquids. Principal SynGases produced are methane and propane (each, approximately 45%). SynGas is expected to be produced at a typical rate of 1440 cubic feet per ton of waste processed with a BTU rating between 800 and 1000, similar to natural gas. SynGas is suitable for powering variable speed generators to produce clean electrical energy.
Electrical Power
In addition to production of salable SynFuel and SynGas, those by-products can be utilized to generate electrical power that may be used to power facility operations or may be sold to utility companies or other third party energy users.
Volumes, by weight, of salable by-products derived from the TCOM process are a function of the nature and volume of waste feedstock processed with waste volumes expected to produce, by weight of the feedstock, 50% carbons and 30% SynGas and SynFuel with 20% representing moisture loss. Our current plans are to focus on the sale of carbon and SynFuel with SynGas expected to be used internally.

Planned Facilities
As of December 31, 2014, we did not own or operate any waste conversion facilities.
Facility Description
We plan to acquire sites, construct physical structures and acquire and install necessary equipment to operate one or more facilities to conduct waste conversion operations utilizing our licensed TCOM System and other selected technologies. Typical facilities are expected to require, at a minimum, (i) a high bay facility — at least 30 foot vertical clearance to operate cranes — of approximately 30,000 square feet on three acres; (ii) storage facilities with capacity to hold three days’ waste product; (iii) four 3.5 ton TCOM processors; and (iv) truck and/or rail access. A typical facility is expected to accommodate operation seven days a week in two 10-hour shifts with a total annual operating capacity of approximately 100,000 tons of waste feedstock. Operations, and operating capacity, are expected to be scalable through the addition of TCOM processors and storage facilities. The timeline to source, manufacture and install equipment and physical facilities is anticipated to cover approximately nine months.
Facility Construction and Operation
We do not maintain construction capabilities but intend to retain qualified professionals to work with our team to handle all phases of construction of TCOM and related facilities, including but not limited to site location, facilities construction, renovation and the like, equipment procurement, configuration and installation, permitting, testing and similar functions of bringing facilities operational. We will attempt to secure fixed pricing contracts on some or all of those services but may enter time and materials based arrangements. We do not presently have any arrangements in place to construct any facilities.
Operationally, we intend to use our employees supplemented by outside consultants to carry on day-to-day operations of TCOM facilities. Necessary staffing for any facilities will vary based on the size of the facility, the feedstock and the capabilities of each facility. We do not presently have any operational staff but intend to hire and train such personnel as needed.
U.S. Mainland Facilities
We have targeted establishing our initial facility in Las Vegas, Nevada.
In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial TCOM facility, in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 was paid to open escrow. Subject to securing necessary purchase money financing, closing is contemplated in the second quarter of 2015.
Subject to our closing of the purchase of the North Las Vegas site and securing necessary financing to support site modifications and equipment purchase and installation, we intend to initially install four 3.5 ton TCOM Processors with room for expansion to as many as sixteen processors. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the planned operational requirements is approximately nine months from securing the funding required, which is expected to total approximately $20.8 million above and beyond the acquisition price of the site. We anticipate that the initial feedstock for the planned Las Vegas facility will be scrap tires with sewage sludge from a local wastewater treatment plant expected to be a second feedstock at the facility. Planned by-products expected to be derived from operation of the Las Vegas facility are carbon and SynFuel.

Additional facilities locations are under consideration for development and operation following the commencement of operations of the planned Las Vegas facility. Our current plans target acquisition of a site for a second facility in Riverside County, California or San Bernardino County, California by the end of 2015 with the site of a third facility targeted for acquisition in Los Angeles County, California by early 2016, all subject to availability of financing.
Hawaiian Facilities
Pursuant to our joint venture agreement with CGTC, we plan to participate in development and operation of  (i) a TCOM facility on Oahu to produce salable SynFuel and carbon; (ii) a TCOM facility on Hawaii; and (iii) a mobile TCOM unit targeted at eradicating an invasive plant species — gorse — in the Hawaiian Islands and producing SynFuel and carbon. Development and operation of those facilities is expected to be funded by a $40 million bond issue previously approved for an affiliate of CGTC and is subject to securing such financing and identifying and acquiring suitable sites to house such facilities and operations. We have not, as yet, developed a specific timeline for the commencement of operations in Hawaii.
Feedstock Supplies
Operation of our planned facilities is dependent upon the availability of suitable feedstock of waste materials.
Suitable feedstock covers a broad range of waste products, including: (i) agricultural waste — shell husks, corn cobs, manure, etc.; (ii) MSW; (iii) scrap tires; (iv) biomass; (v) construction waste and demolition debris; (vi) sewage sludge; (vii) biowaste; (viii) forestry waste; (ix) plastics; and (x) oil or coal sludge.
We plan to market our waste conversion capabilities to producers of such waste streams in local markets where we operate facilities. Depending on the nature and volume of the waste stream, we may generate tipping fees for accepting and handling such waste streams. In some instances, we may not charge for handling waste streams or may pay for such waste streams where the commercial value of by-products of such waste merit such.
We do not presently have any contractual arrangements with third parties to supply feedstock but may enter into contractual supply agreements in the future. We have identified parties that have indicated a willingness to supply scrap tires and sewage sludge as initial feedstock for our planned Las Vegas facility.
Marketing and Customers
Operation of our planned facilities is expected to produce multiple salable by-products that will be offered to established customers for such by-products.
Customers for our by-products are expected to be: (i) industrial concerns that use various forms of carbon in manufacturing and other operations; (ii) industrial concerns that utilize SynFuel and SynGas to power vehicles, electric generation and other equipment; (iii) marketers of SynFuel and SynGas; and (iv) utilities and industrial concerns seeking electrical production.
Products are expected to be sold based at spot prices prevailing at the time of sale or, in the case of contractual purchase agreements, at agreed contract prices.
At December 31, 2014, we had no contractual agreements to sell any of the expected by-products derived from our operations but have identified potential customers for by-products expected to be produced at our planned Las Vegas facility.
Investments and Financing Arrangements
We are presently party to financing and investment arrangements with various parties, including:
CGTC/Lurvey Advances
In order to facilitate upgrade of the Oahu plant operated by CGTC pursuant to our joint venture with CGTC, and in order to facilitate the receipt of third-party certification, during 2014, we have, from time to time, advanced funds (the “CGTC Advances”) to CGTC and Mr. Lurvey and may advance additional funds in the future.

The CGTC Advances are unsecured and undocumented and there are no specific repayment terms associated with the CGTC Advances. At December 31, 2014, the CGTC Advances totaled $89,254.
EETIL Loan
In order to support broad international acceptance of TCOM and to secure interests in international markets, during 2014, we entered into a Loan Agreement (the “EETIL Loan Agreement”) with ECO Enviro Technologies International Limited (“EETIL”). EETIL is a development stage company focused on deployment of TCOM in the Asia/Pacific market, principally China.
Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of TCOM facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.
As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of one-half of one percent for each $10,000 of principal amount loaned. At December 31, 2014, advances under the EETIL Loan Agreement totaled $116,123.
Brasil Plus Loan
In order to support acceptance of TCOM in South America and to secure interests in international markets, during 2014, we entered into a Loan Agreement (the “Brasil Plus Loan Agreement”) with Brasil Plus, a Brazil corporation (“Brasil Plus”). Brasil Plus is a development stage company focused on deployment of TCOM in the South/Central America market, principally Brazil.
Under the Brasil Plus Loan Agreement, we agreed to provide certain loans for use in development of TCOM facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.
As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of one-half of one percent for each $10,000 of principal amount loaned. At December 31, 2014, advances under the Brasil Plus Loan Agreement totaled $32,513.
Employees
As of December 31, 2014, we had no full-time employees and utilized the services of independent contractors for all functions, many of whom are expected to join our company in 2015. We are not party to any collective bargaining agreements, and we do not anticipate that any of our future employees will be covered by such agreements.
Markets
Our planned operations are expected to focus, generally, on markets for waste service solutions — including water treatment/desalination, renewable energy and carbon.
Waste Service Solutions
Post recycled solid waste generation in the United States is over 275 million tons per year, of which the waste-to-energy industry processes approximately 11%.
Waste to energy is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with 82 facilities currently in operation that collectively process over 25 million tons of post-recycled solid waste and serve the needs of over 25 million people and produce enough electricity for the equivalent of 1.3 million homes. In the waste management hierarchies of the United States EPA, waste to energy is designated as a superior solution to landfilling.

Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 12% of electricity is generated from renewable sources, slightly over half of which is hydroelectric power.
Waste to energy contributes approximately 7% of the nation’s non-hydroelectric renewable power. Waste to energy is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, waste to energy generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.
Carbon
Activated carbon is used in a broad array of applications across diverse industry groups, including air purification, water treatment, pharmaceutical and medical, food and beverage and automotive applications. The global market for activated carbon is a multi-billion dollar market with the activated carbon market alone estimated at $1.8 billion in 2011 and estimated to grow at a compound annual growth rate of 11% through 2016.
Biocarbons are an increasingly important component of public and private sector “green” initiatives. Biocarbons are principally being used in agricultural applications to enhance production, reduce water consumption and decrease petroleum-derived fertilizers while sequestering carbon and reducing GHG emissions. While biocarbon usage is in its infancy and market data is lacking, we anticipate that global governmental and non-profit initiatives will drive a growing global market for biocarbons.
Competition
We expect to compete in waste, synthetic fuel and carbon markets which are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:
•
regional population and overall waste production rates;

•
the number of waste disposal sites (including principally landfills, other waste to energy facilities and transfer stations) in existence or in the planning or permitting process;

•
the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites;

•
the extent to which local governments seek to control transportation and/or disposal of waste within their jurisdictions;

•
the extent to which local governments and businesses continue to value sustainable approaches to handling of wastes; and

•
the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste market itself.

In the U.S. waste market, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. We expect to be responsible for obtaining waste supply, and therefore, will actively compete in these markets to enter into spot, medium- and long-term contracts. Our projects are expected to target densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Certain of our competitors in those markets may be vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer services at attractive prices. Our business plan does not include waste collection operations.

If we enter into long-term contracts and those contracts expire and are not renewed or extended by a client community, our percentage of contracted processing capacity will decrease and we will need to compete in the regional market for waste supply at the facilities we own. At that point, we will compete on price with landfills, transfer stations, other waste to energy facilities and other waste technologies that are then offering disposal or other services in the region.
Our sustainable service offerings are expected to seek to respond to increasing customer demand for environmentally preferred waste handling and disposal, as well as specific business risk mitigation requirements for certain materials. For these services, we expect to compete with many large and small companies offering these services, in local and regional waste markets that are similarly influenced by the factors noted above which affect the broader waste markets.
With respect to our planned sales of synthetic fuels, we expect to attempt to sell the majority of our output pursuant to contracts, and for this portion of our output we will not compete on price. Where we do not have contracts, or where those contracts expire, we will sell our output into competitive energy markets and, as such, generally expect to have a growing exposure to market price volatility. Within our synthetic fuels business, we will compete with both traditional suppliers such as oil and gas companies and renewable suppliers, including other waste to energy companies. Many of those companies will have significantly greater resources, established customers, name recognition and other advantages that we do not enjoy.
Competition in activated carbon markets is intense and is based primarily on quality, performance and price. There are numerous U.S., foreign and multinational competitors in the activated carbon market. Most of those competitors have advantages we do not possess, including established customer bases and distribution channels, name recognition and greater resources. Additionally, alternative technologies for purification, filtration and extraction processes compete with activated carbon and may increase competition for our by-products.
The biocarbon market is a relatively new market and is characterized as fractured with no known current market dominant competitors. As the biocarbon market matures and expands, we anticipate that competition will increase and market leaders will arise. Some competitors in the biocarbon market may have, and new competitors may also have, greater resources than we possess.
Regulatory Matters
Environmental Regulations
Our planned business activities in the United States are extensively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products.
Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws,” make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at our sites. These may include landfills at which there has been disposal of residue or other waste generated, handled or processed by our facilities. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination.
The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.

We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.
The Environmental Regulatory Laws may change. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, we may be required to incorporate it into new facilities or make major modifications to existing facilities. This new technology may be more expensive than the technology we currently plan to use.
Energy Regulations
Our planned businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. While our planned operations are not presently expected to be regulated by such, the regulations of the Federal Energy Regulatory Commission (“FERC”) apply broadly to the transmission of electricity and other energy supplies. Should our operations become regulated by FERC, we may become subject to onerous and costly regulations including, among others, rules governing pricing and reliability.
Recent Policy Debate Regarding Climate Change and Renewable Energy
The debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. Unlike facilities utilizing combustion, our planned facilities are expected to emit little or no CO2. Waste to energy is internationally recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:
•
avoids CO2 emissions from fossil fuel power plants;

•
avoids methane emissions from landfills; and

•
avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.

In addition, waste to energy facilities are a domestic source of energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.
For policy makers at the local level who make decisions on sustainable waste management alternatives, we believe that using waste to energy instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste management and supply of local electrical power.
In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). We cannot predict at this time the potential impact to our planned business of EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.
While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or waste to energy businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we may have projects in the future. For example:

•
The Regional Greenhouse Gas Initiative is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect waste to energy facilities.

•
In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”) which seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact waste to energy facilities in California. While 2013 regulatory amendments exclude waste to energy facilities from the cap-and-trade program in the first compliance period, the treatment of waste to energy facilities going forward is uncertain at this time.

Website Access to Reports
Our website address is www.ecoiti.com. We make available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

Item 1A.   Risk Factors
Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments.
Business Risks
We are a development stage company with no revenue generating operations and no guaranty that we will be able to generate revenues or operate profitably.
We are a development stage company with no operating history and no revenues to date. There is no assurance that we will be able to successfully commence operations, carry out our business plan, generate revenues or operate profitably. We are subject to all of the risks typically associated with an early stage company.
Our management team has no history or track record of operations in the waste solutions industry or the sale of the anticipated by-products from planned operations; we will be dependent on our ability to attract and retain key personnel.
While our management has many years of experience in other industries, our core management team has never operated a waste solutions company and has never been engaged in the sale of the various by-products we expect to derive from our planned waste conversion operations. We intend to seek key operating personnel that have track records of successfully operating in the waste solutions industry and the sale of our expected by-product offerings. However, competition for qualified executives and operating personnel to fill such roles may be intense and we may be unable to assemble the necessary operating team to successfully execute on our business plan.
Our planned operations are expected to require substantial amounts of financing; failure to secure such financing will likely limit or prevent us from successfully executing on our business plan.
The construction, equipping and commencement of operations of a TCOM facility is expected to require substantial expenditures of capital which can be expected to be $25 million or more for each facility. We do not presently have the financial resources to support construction, equipping and operation of any TCOM facility nor do we presently have any commitments from third parties to provide such financing. Even if financing becomes available, there is no assurance that the terms of any such financing will be favorable so as to permit profitable operations. If we are unable to secure substantial financing, or financing on suitable terms, we will be unable to execute on our business plan in which case we may never commence commercial operations or achieve revenues or profitability.
We will be dependent upon sources to provide feedstock of waste to support our planned operations.
The core of our business plan is delivery of waste solutions and the sale of by-products derived from conversion of waste utilizing our TCOM system. In order to generate waste conversion revenues and by-product sales revenues we will need feedstocks of waste. We intend to seek to establish relationships with various municipal and private industry entities that either manage, directly or indirectly, landfills and other waste handling and treatment operations or generate waste and will attempt to position our TCOM based solution as a favorable, cost-effective and environmentally friendly waste conversion solution. If, however, we are unable to secure commitments from such municipal or private industry entities to utilize our waste solutions in adequate amounts, we will lack the necessary feedstock to profitably operate our TCOM facilities.
Exposure to energy, waste disposal and commodity prices may affect our results of operations.
SynGas, SynFuel, electricity and carbon that we expect to generate and sell are subject to market price volatility. Changes in the market prices for SynGas, SynFuel and electricity in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recovered carbon prices are affected by general economic conditions and global demand for activated carbon and biocarbon.

Similarly, to the extent we lack fixed price contracts, prices for our waste conversion solutions may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative solutions and the cost to transport waste. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.
We may also experience volatility in the market prices and availability of commodities we purchase, such as catalysts and chemical compounds. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair our cash flow and profitability. We may not be successful in our efforts to mitigate our exposure to supply and price swings for these commodities.
We are dependent upon the continued services of Michael Lurvey to support our TCOM operations; the loss, or delay, of such services could materially impair our ability to operate TCOM facilities and implement our business plan.
Our rights to utilize the TCOM System, the core technology in our planned business, are held under a License Agreement with Michael Lurvey, the inventor of the TCOM System. While the TCOM System is covered by a patent describing the associated process, successful operation of the TCOM System requires the development and implementation of specific “recipes” of catalysts, heat and pressure levels and other variables to operate effectively and efficiently based on the nature of the feedstock and planned operations. Pursuant to our license with Mr. Lurvey, Mr. Lurvey makes available to us certain technology data and software codes to support operations and provides ongoing consulting service to develop appropriate “recipes” for each TCOM facility. We have, in the past, experienced delays in implementation of our business plan associated with our dealings with Mr. Lurvey, including certain unspecified and broad disputes asserted by Mr. Lurvey and CGTC regarding the application of funds we have advanced to each and the enforceability of our various rights. We may experience similar issues in the future. If for any reason Mr. Lurvey’s services are no longer available to us, or are not available on a timely basis, we may experience (i) difficulties in determining and implementing appropriate “recipes” to assure that our TCOM facilities operate as intended, (ii) declines in operating performance and output, and (iii) delays or obstacles to implementation of our business plan. Any such declines in performance or output or delays in services could materially adversely affect our revenues and profitability.
Our ability to successfully finance and roll out TCOM operations is contingent upon receipt of third-party certification of the quality and quantity of salable by-products from the TCOM process; failure to receive such certification may result in TCOM being unfinanceable or noncommercial.
In order to gain necessary acceptance of TCOM to support financing of individual TCOM facilities and the establishment of relationships with waste generators/handlers to support commercial operations, we believe third-party certification of the quality and quantity of salable by-products is essential. We are working with CGTC and Mr. Lurvey to obtain third-party certification of by-products from CGTC’s Oahu demonstration facility but have not, as of March 2015, obtained such third-party certification. If, for any reason, such third-party certification is not received, or such certification is delayed or reflects lesser quality or quantity than is expected, our ability to finance, implement and commercially operate TCOM facilities may be materially impaired.
Operation of our planned businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations.
The operation of our businesses involves many risks, including:
•
supply or transportation interruptions;

•
the breakdown, failure or unplanned maintenance or repair of equipment or processes;

•
difficulty or inability to find suitable replacement parts for equipment;

•
the unavailability of sufficient quantities of waste;

•
fluctuations in the heating value of the waste we use for fuel at our facilities;

•
failure or inadequate performance by subcontractors;

•
disruption in the transmission of electricity generated;

•
labor disputes and work stoppages;

•
unforeseen engineering and environmental problems;

•
unanticipated cost overruns;

•
failure to timely commercialize any or all of our technologies;

•
weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and

•
the exercise of the power of eminent domain.

We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse effect on our cash flows and results of operations.
Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.
Our planned waste and energy services businesses are subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste and water. Costs of compliance with federal, state and local existing and future environmental regulations could adversely affect our cash flow and profitability. If our businesses fail to comply with these regulations, we could be subject to civil or criminal liability, damages and fines.
In addition, lawsuits or enforcement actions by federal, state and/or local regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we may own or operate or properties to which we arrange for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually cause. While we believe that our TCOM System is environmentally friendly with less exposure to environmental hazards than competing methods, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.
Existing environmental laws and regulations have been and could be revised or reinterpreted, and future changes in environmental laws and regulations are expected to occur. This may materially increase the amount we must invest to bring facilities into compliance, impose additional expense on our operations, limit our ability to operate at capacity, or at all, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.
Changes in public policies and legislative initiatives could materially affect our business and prospects.
There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our planned business and our prospects for growing our business. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being clean or renewable or greenhouse gas reducing, and therefore not entitled to the benefits of such laws.

We operate in a politically sensitive environment and public perception of waste conversion operations may affect our business.
We operate in a politically sensitive environment. The risks associated with the transportation, handling and processing of waste materials and the public perception of those risks can affect our planned business. Various public interest groups and political representatives frequently oppose operation within affected markets of facilities that receive, handle and process waste materials. For example, local public interest groups may oppose the granting of permits and other governmental approvals necessary to operate a facility within a particular market or at a specific site. Such opposition may result in our being unable to obtain zoning variances, permits and other approvals necessary to develop and commence operations of facilities at sites selected for such activities. As a result, we may be required to relocate our planned operations to other sites that may not be as suitable or cost effective. Even if permits and approvals are obtained, local opposition may result in delays in the commencement of planned operations or increased costs or adverse publicity which could adversely affect our operating results.
Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction or expansion of projects and refinance debt.
Our planned business is capital intensive, and we expect to raise equity capital and borrow money from project lenders to pay for a portion of the cost to construct facilities. Dislocations in either the capital or the credit markets, including for project debt, and increased capital constraints on banks, may result in less credit being made available by banks and other lending institutions, and/or borrowing terms that are less favorable than has historically been the case. As a result, we may not be able to obtain financing for new facilities or expansions of facilities, on terms, and/or for a cost, that we find acceptable, which may make it more difficult to grow our business through new and/or expanded facilities.
Prolonged instability or worsening of the credit or capital markets may adversely affect our ability to obtain refinancing of debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.
Our reputation could be adversely affected if we are unable to operate our businesses in compliance with laws.
If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers.
Changes in technology may have a material adverse effect on our profitability.
Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste, produce or extract by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management or power production to a level below our costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenues, profitability and the value of our facilities.
Our license to utilize the TCOM System is not exclusive and we may face competition from other operators of TCOM or challenges to our rights to utilize the TCOM System based on competing technology claims or claims of our failure to comply with the terms of our license.
While, subject to satisfaction of certain conditions, we have certain limited rights to exclusivity in some markets in which we commence operations of a TCOM facility, our license to utilize the TCOM System is not exclusive. Other non-exclusive licenses to use the TCOM System have been granted in the past and may be granted in the future. Thus, we may be unable to differentiate our TCOM based solutions when attempting to enter a market where one or more other licenses already operate TCOM facilities. To date, no other non-exclusive licensee has commenced the development or operation of a TCOM facility.
Moreover, our rights to commercialize the TCOM System are based on the rights of Mr. Lurvey in and to the underlying technology. Mr. Lurvey is the record holder of the patent on which the TCOM System is based. However, Mr. Lurvey has worked with various third parties in his prior efforts to develop and commercialize the technology. It is possible that parties with whom Mr. Lurvey has previously worked, or other third parties, might claim rights in the technology or might claim that the technology infringes rights held by those third parties. In the event that competing claims to the technology arise, or claims that the technology infringes technology rights of third parties, we may face uncertainty or incur costs not otherwise contemplated, including possible challenges to the validity of our license. Further, Mr. Lurvey has, from time to time, asserted certain broad but unspecified failures to perform on our part which might, if specified and proven true, result in the termination of our license rights. We believe we are in full compliance with our license and are not aware of any specific alleged breaches. Any claims of infringement or of breach of our obligations under our license could materially adversely affect our operations, financial position and profitability.
Development and construction of projects and expansions may not commence as anticipated, or at all.
The development and construction of TCOM facilities involves many risks including:
•
difficulties in identifying, obtaining and permitting suitable sites for new projects;

•
the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;

•
difficulty, delays or inability to obtain financing for a project on acceptable terms;

•
delays in deliveries of, or increases in the prices of, equipment;

•
the unavailability of sufficient quantities of waste or other items required for startup and operation;

•
permitting and other regulatory issues, license revocation and changes in legal requirements;

•
labor disputes and work stoppages;

•
unforeseen engineering and environmental problems;

•
unanticipated cost overruns; and

•
weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.

In addition, new facilities have no operating history and may employ recently developed technology and equipment. A new facility may be unable to fund principal and interest payments under debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facilities financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.
Construction activities may cost more and take longer than we estimate.
The design and construction of projects or expansions will require us to contract for services from engineering and construction firms, and make substantial purchases of equipment. If world-wide demand for new infrastructure spending, including energy generating facilities and waste management facilities, increases, then prices for building materials such as steel, may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

The growth of our operations could strain our resources and cause our business to suffer.
Our business plan calls for growth through entry into multiple markets and the construction and operation of facilities in each of those markets. We can provide no assurance that such plans will be carried out as planned. The construction and operation of multiple facilities could place a strain on our management systems, infrastructure and resources. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce. We can provide no assurances that we will be able to successfully manage any such growth.
Our planned business will depend on performance by certain third parties.
Our planned business will depend on a limited number of third parties to, among other things, purchase the fuels, carbon and electric energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our facilities. The viability of our facilities depends significantly upon the performance by third parties and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations as contemplated, whether or not provided under contractual arrangements, or due to force majeure events or changes in laws or regulations, we may not be able to secure alternate arrangements on substantially the same terms, if at all. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us.
Concentration of suppliers and customers may expose us to heightened financial exposure.
Our planned business may rely on single suppliers and single customers at our facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.
For example, our facilities may rely on a single supplier to provide waste, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses.
In addition, we expect to rely on municipal clients as a source not only of waste, but also of revenue from the fees for waste services we provide. We may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.
Energy regulation could adversely affect our revenues and costs of operations.
Our production and sale of energy supplies may be subject to extensive energy regulations by federal and state authorities. We cannot predict whether the federal or state governments will modify or adopt new legislation or regulations relating to the waste to energy industry. The economics, including the costs, of operating our facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
If our business becomes subject to FERC regulations, the economics and operations of our energy production operations could be adversely affected, which could result in lower prices for sales and increased compliance costs. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.
Failure to obtain regulatory approvals could adversely affect our operations.
Our planned business may require that we obtain or renew federal, state and local approvals required to operate our facilities. While we intend to secure all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of by-products to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue.
Changes in climate conditions could materially affect our business and prospects.
Significant changes in weather patterns and volatility could have a positive or negative influence on our planned business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, altered availability of waste, and changes in energy pricing, among other effects.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers, suppliers or employees, and expose us to liability that could adversely impact our business and reputation.
In the ordinary course of business, we expect to rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Despite security measures and business continuity plans, interruptions and breaches of computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” power outages, telecommunication or utility facilities, system failures, natural disasters or other catastrophic events that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.
Our insurance and contractual protections may not always cover lost revenues, increased expenses or contractual liabilities.
Although we plan to maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or contractual liabilities.
Our portfolio of loans to, and investments in, other companies are subject to risks associated with early stage investing.
We have loaned funds to SonCav, which we have converted to equity, CGTC, EETIL and Brasil Plus. Each of those entities are pre-revenue development stage entities involved in development and commercialization of TCOM or other environmental technologies. Our loans to, or investments in, those entities entails substantial risk associated with investments in early stage ventures. Our ability to realize funds from the repayment of those loans or from our equity interest in any of those entities is subject to those entities either attaining profitable operations or securing other funding. Notwithstanding that we intend to continue to advance funds to such entities and intend to take all reasonable efforts to collect on such advances, given the uncertainty of collection, we have fully written down those loans and our investment in SonCav.
Common Stock Risks
There is no existing public trading market in our common stock and no assurance that such a market will develop in the future.
There is no existing public trading market in our common stock and there can be no assurance that a public trading market will develop, or be sustained, in the future. While we intend to take appropriate steps to permit the trading of our common stock on the over-the-counter markets or elsewhere, there is no assurance as to when or if we will be able to satisfy the requirements to commence trading. As a result, holders of our common stock presently have limited liquidity and may be unable to sell shares at quoted prices, or at all.
The tradability of our common stock may be limited under the penny stock regulations.
If a market for our common stock develops and our stock is quoted at less than $5.00 per share, our common stock may be considered a “penny stock,” and trading in our stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary trading market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for investors to sell their shares in the secondary market should the investor wish to liquidate the investment.
Our management and directors are able to exercise significant control over our management and affairs.
As of December 31, 2014, our Chief Executive Officer and sole director, Jess Rae Booth, beneficially owned 3,000,000 shares, or approximately 38%, of our outstanding common stock and held 750,000 shares of our Series A Preferred Stock, each of which shares is entitled to ten votes. As a result, Mr. Booth has substantial voting control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, the opportunity of other holders of our common stock to sell their shares in such a transaction.
The sale of a substantial number of shares of our common stock may affect our stock price.
We expect to issue shares of our common stock in the future to finance, in part or in whole, our planned operations. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.
Our charter and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire our company and also could limit the price that investors are willing to pay in the future for shares of our common stock.
Delaware corporate law and our charter and bylaws contain provisions that could delay, deter or prevent a change in control of our Company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions without the concurrence of our management or board of directors. These provisions:
•
authorize our board of directors to issue “blank check” preferred stock, which is preferred stock that can be created and issued by our board of directors, without stockholder approval, with rights senior to those of our common stock;

•
provide that directors may be removed only for cause; and

•
establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

We are also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Taken together, these provisions of our charter, bylaws, and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.
Our outstanding Series A Preferred Stock has voting rights superior to that of our common stock and could have the effect of discouraging an acquisition or financing transaction.
Our shares of Series A Preferred Stock is entitled to ten votes per share on all matters submitted to a vote of shareholders.
The existence of such voting rights may discourage prospective investors in our common stock and could have the effect of blocking or discouraging certain acquisitions of our company or reducing the proceeds available to common stockholders as a result of any such acquisitions.
We do not intend to pay cash dividends on our common stock.
We have not paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on outstanding preferred stock. Because we do not anticipate paying cash dividends on our common stock, the return on any investment in our common stock will depend solely on a change, if any, in the market value of our common stock.
Item 1B.   Unresolved Staff Comments
Not applicable.
Item 2.   Properties
We currently lease approximately 2,400 square feet of office space in Irvine, California as our executive offices. Management anticipates that our space will be sufficient for the foreseeable future. The average monthly rental under the lease, which expires on April 30, 2015, is $4,958, after which we expect to continue to use the space on a month to month basis. We do not presently own any other properties but have entered a contract to purchase the site of our planned Las Vegas TCOM facility and plan to acquire and/or lease additional sites for future TCOM facilities as described in “Item 1. Business.”
Item 3.   Legal Proceedings
We may from time to time be a party to lawsuits incidental to our business. As of February 5, 2015, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
As of December 31, 2014, and as of the date hereof, there is no established public trading market for our common stock.
Holders
As of April 13, 2015, there were 74 record holders of our common stock.
Dividends
We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	—
	—	$—	—

Recent Sales of Unregistered Securities
During 2014, we issued 3,000,000 shares of common stock in connection with the Change of Control.
During 2014, we issued an aggregate of 2,818,137 shares of common stock to investors for $1,470,486 in cash, or an average of  $0.52 per share.
During 2014, we issued an aggregate of 855,000 shares of common stock to investors for the conversion of notes payable in the amount of  $271,598, or an average of  $0.318 per share.
During 2014, we issued an aggregate of 731,650 shares of common stock for aggregate cash consideration of  $73, or $0.0001 per share, to various third party service providers that provided us with services for which those parties were granted rights to purchase shares at $0.0001 per share.
Each of the share issuances were made in privately negotiated transactions that did not involve a public offering in reliance on the exemption from registration in Section 4(2) of the Securities Act.
Repurchases of Shares
In connection with the Change of Control, during 2014, we redeemed 19,500,000 shares of our common stock at par value, or $0.0001 per share.
Item 6.   Selected Financial Data
Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report.
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
Overview
ECO Integrated Technologies, Inc. is a development stage company focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. Our technology portfolio presently includes (i) certain preferred pricing and other rights in a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” — or Thermal Conversion of Organic Materials, to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. We plan to deploy our technologies to establish one or more facilities, initially targeting a TCOM facility in the Las Vegas market, to handle waste streams and produce salable by-products. We plan to supplement our water treatment and TCOM technology with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.
History and Development
We were originally incorporated in July 2013, as Thunder Run Acquisition Corporation, under the laws of the State of Delaware. Thunder Run was formed with an initial principal business objective of achieving a business combination with a target company desiring to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.
In August 2014, (i) Thunder Run redeemed, at par value, 19,500,000 of the 20,000,000 shares then outstanding, (ii) Thunder Run issued, at par value, 3,000,000 shares of common stock to the sole owner of ECO Waste, (iii) the officers and directors of Thunder Run resigned and a new officer and director was appointed, and (iii) the name of Thunder Run was changed to ECO Waste Conversion Solutions Corporation. Following the Change of Control, we acquired 100% ownership of ECO Waste in exchange for ten shares of common stock. In December 2014, we changed the name of our company to ECO Integrated Technologies, Inc.
ECO Waste is a Nevada limited liability company, formed in 2012. ECO Waste is a development stage company that has initially acquired certain commercial rights in a water treatment technology and a license to utilize the TCOM technology and is in the process of executing a strategy to commercialize a portfolio of technologies through the construction and operation of facilities to convert waste streams and produce salable commercial by-products.
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
Plan of Operations
Prior to the Share Exchange, and as of December 31, 2014, we had not yet realized any operating revenues and were in the development stage.
Our plan of operations is presently two-fold. First, we plan to become a preferred provider of state-of-the-art environmentally friendly waste handling and treatment solutions. Second, as an integral component of our waste handling and treatment solutions offered, we plan to derive salable by-products from the conversion of waste streams.
In order to execute on our plan of operations, we intend to assemble and integrate a portfolio of class leading environmentally friendly technologies. To that end, during 2014, we acquired certain rights relating to the commercialization of a patented water treatment tachnology — SonCav, and a license to utilize, in the United States, the TCOM System. TCOM utilizes a patented proprietary process to convert, rather than combust, waste streams. Unlike combustion treatment solutions, TCOM is environmentally friendly, producing little or no emissions or waste by-products but does produce salable by-products. SonCav is a proprietary patented process using ultrasound to produce purified water from waste water using a controlled cavitation process.
We intend to supplement our TCOM and SonCav technologies with other compatible environmentally friendly waste treatment technologies and are actively engaged in evaluations of potential technology solutions for addition to our offerings.
We plan to target governmental and private industry entities with known waste handling and treatment concerns, initially focusing on municipalities, and to package our solutions as a cost effective and environmentally superior solution to existing waste solutions. Where we obtain “buy-in” from the municipality, or other entities, we expect to contractually secure a specific waste stream and plan to design and construct a facility for the specific conversion of that waste stream into salable by-products. Subject to availability of funding and suitable waste stream supplies, our business is scalable by adding facilities in multiple municipalities and/or to multiple industrial entities.
Typical TCOM facilities are expected to require capital expenditures of  $25+ million and nine months to develop and bring operational from receipt of funding. As of December 31, 2014, we did not have available funding, or commitments to provide funding, to support the development and operation of any TCOM facilities.
In addition to offering a solution to waste handling and treatment concerns of municipalities and private industry customers, our facilities are expected to generate salable by-products. Depending on the waste feedstock, principal salable by-products are expected to include various grades of carbon, synthetic fuel, synthetic gas and electricity as well as potable water.
Our business model contemplates multiple revenue streams, principally (i) sales of carbon; (ii) sales of synthetic fuel; (iii) tipping fees from acceptance of certain customer or municipal waste; and (iv) upon commercial deployment of SonCav, water treatment fees to be determined. While not central to our business model, we may also derive benefits from the generation of synthetic gas and electrical power — whether for sale or internal use — and possible tax and financial incentives associated with “green” technology programs.
Operating costs are expected to consist, principally, of labor costs, facilities maintenance and related costs, transportation and related costs and licensing fees associated with use of our technologies. License fees associated with use of the TCOM System include one-time license fees associated with the development and start-up of facilities, totaling $375,000 per TCOM facility and royalties of five percent (5%) of net profits from by-product sales payable over the first five years of operations of each TCOM facility.
Recent Developments
In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial TCOM facility, in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 was paid to open escrow. Subject to securing necessary purchase money financing, closing is contemplated in the second quarter of 2015.
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
Results of Operations
Year ended December 31, 2014 Compared to the Year ended December 31, 2013.
Sales
We have not commenced selling our products as of December 31, 2014; therefore our sales for both the years ended December 31, 2014 and 2013 were $0.
General and Administrative Expenses
General and administrative expenses consisted primarily of consulting fees and related costs, rental expenses, and travel expenses. General and administrative expenses were $464,082 for the year ended December 31, 2014, as compared to $101,246 for the year ended December 31, 2013, an increase of $362,836, or 358%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan. Specifically, our consulting fees and related costs increased by approximately $182,000; rent expense increased by approximately $21,000; predevelopment expense increased by approximately $58,000; and travel costs increased by approximately $47,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.
Stock-Based Compensation
Stock-based compensation consisted of stock issued to third party service providers. Stock-based compensation was $380,458 for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013. The increase in stock-based compensation is due to the issuance of 731,650 shares of common stock during the year ended December 31, 2014. There were no such issuances during the year ended December 31, 2013.
Write down of assets
In connection with our efforts to commercialize our TCOM technology, we have entered into lending arrangements with three development stage entities involved in the development or international commercialization of TCOM. We advanced $235,090 to those entities during 2014 and advanced $2,525 to those entities during 2013. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

In connection with the development of our technology portfolio, we loaned $200,000 to SonCav pursuant to a convertible loan arrangement. We have subsequently converted our loans to equity in SonCav and intend to make additional investments in SonCav. Notwithstanding our belief in the SonCav technology and its ultimate commercialization, as well as our intent to make future investments in SonCav, because SonCav is in a development stage and currently lacks sufficient assets or operating cash flows to support its planned operations, we have recorded an expense reflecting a write down in full of our entire investment in SonCav.
Interest Expense
Interest expense for the year ended December 31, 2014 was $1,776 compared to $3,869 for the year ended December 31, 2013. The decrease in interest expense is due to the conversion of  $271,599 of our notes payable into common stock during 2014.
Reverse merger expenses
Reverse merger expenses consists of one-time amounts paid in connection with the Change of Control during 2014.
Financial Condition
Liquidity and Capital Resources
Our principal sources of liquidity include cash from the issuance of notes payable and the sale of common stock. During 2013 and 2014 we received cash of  $106,718 and $104,971, respectively, from the issuance of notes payable. Also, during 2014 we sold shares of our common stock for proceeds of $1,470,485.
As of December 31, 2014, our cash and cash equivalents totaled $433,045 and our working capital totaled $362,463 as compared to a cash balance $0 and a deficit in working capital of  $180,106 as of December 31, 2013.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated:
	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(512,185)	$(100,323)
Net cash used in investing activities	(631,433)	(2,525)
Net cash provided by financing activities	1,576,663	102,748
Operating Activities.   Net cash used in operating activities was $512,185 for the year ended December 31, 2014, an increase of  $411,862, compared to $100,323 for the year ended December 31, 2013. The increase in cash used in operating activities was mainly attributable to the increase in the net loss; increase in prepaid expenses and other assets; a decrease in accounts payable; offset by an increase in non-cash stock-based compensation, all associated with acceleration of our business plan.
Investing Activities.   Net cash used in investing activities for the year ended December 31, 2014 was $631,433, an increase of  $628,908, compared to $2,525 for the year ended December 31, 2013. The increase in cash used in investing activities during 2014 related to: (i) payment of prepaid license fees ($175,000); (ii) a loan to SonCav which was subsequently converted ($200,000); (iii) loans to the licensor of our TCOM technology and to two non-U.S. TCOM licensees ($235,090) — see, “Notes receivable” below; and (iv) purchases of furniture and equipment ($21,343).
Financing Activities.   Net cash provided by financing activities for the year ended December 31, 2014 was $1,576,663, an increase of  $1,473,915, compared to $102,748 for the year ended December 31, 2013. During the year ended December 31, 2014, we received $106,178 from the proceeds from notes payable as compared to $104,971 for the year ended December 31, 2013. In addition in 2014 we sold 2,813,137 shares of our common stock for $1,470,485.

Notes and advances receivable
During 2014, we advanced funds to various entities with which we have existing or potential strategic relationship. Two of those loans included the grant of certain equity rights.
Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances.   We have, from time to time, advanced funds to CGTC and Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of our Hawaiian joint venture pending receipt of third party financing. The advances are undocumented unsecured loans with no specific repayment terms. At December 31, 2014 and 2013, advances to CGTC and Mr. Lurvey totaled $89,254 and $2,525, respectively.
ECO Enviro Technologies International Limited (“EETIL”) Loan.   Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At December 31, 2014, advances under the EETIL Loan Agreement totaled $116,123.
Brasil Plus Loan.   Under the Brasil Plus Loan Agreement, we agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. At December 31, 2014, advances under the Brasil Plus Loan Agreement totaled $32,513.
Sonic Cavitation Ltd. Convertible Bridge Loan.   Under the Sonic Convertible Bridge Loan Agreement, we agreed to provide $200,000 to Sonic Cavitation Ltd. (“SCLtd”) and Sonic Cavitation LLC, (“SonCav”). The loans provided for interest at 10% per annum and were repayable on November 30, 2015. The loans were convertible, at our option, into a non-diluting 3% interest in SonCav and a non-diluting 0.25% interest in SCLtd. In December 2014, we converted the full amount owing under the Sonic Convertible Bridge Loan into a non-diluting 3% equity ownership interest in SonCav and a non-diluting 0.25% equity ownership interest in SCLtd.
While we intend to continue to advance funds to CGTC, EETIL and Brasil Plus as part of our plans to commercialize our TCOM technology and intend to make additional investments in SonCav, because of the uncertainty of future collection of such advances and realization of value from investments, we have fully written down all amounts loaned to each of CGTC, EETIL and Brasil Plus and our investment in SonCav. Accordingly, the notes balances and investment are reflected on our balance sheet at zero.
Commitments
We entered into a license agreement with the developer and patent-holder on the TCOM technology. As consideration for the license and associated services, we are obligated to pay the following fees with respect to TCOM facilities:
•
Prepaid License Fee:   A prepaid license fee of  $125,000 for site specific design and equipment specification work for each licensed facility, payable on initial draw of funding for construction of the facility;

•
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

•
Production Royalties:   Royalties in an amount equal to five percent of net profits from the sale of by-products from each TCOM facility, payable on a quarterly basis for a period of five years; and

•
Las Vegas Prepaid License Fee:   With respect to the initial facility, planned in North Las Vegas, the fees otherwise payable, as described above, are modified to provide that total applicable license fees of  $375,000 are payable (i) $175,000 in advance; and (ii) $200,000 in the month following the first full calendar quarter of commercial operations.

As of December 31, 2014, we had prepaid a licensing fee of  $175,000 relating to the planned North Las Vegas TCOM Facility.
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

Stock-Based Compensation
We record stock-based compensation in accordance with FASB ASC Topic 718, “Compensation —  Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
We have no present operations and, accordingly, are not presently subject to market risks.
Our business plans contemplates operating one or more waste conversion facilities that are expected to produce salable synthetic fuels and carbon products. The synthetic fuels and carbon byproducts of our planned operations are subject to commodity price risks that may influence our revenue, profitability, access to capital and future growth. We do not presently contemplate entering into hedges or other derivative commodity instruments or transactions designed to manage or limit exposure to commodity price volatility.
Additional, we expect to utilize project debt financing to support development and construction of TCOM facilities. Any such financing will be subject to prevailing interest rates.
Item 8.   Financial Statements and Supplementary Data
Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements.”
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects our limited internal accounting staff and capabilities. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
Not applicable

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the names, ages and offices of our present executive officers and directors.
Name	Age	Position
Jess Rae Booth	73	Chairman and Chief Executive Officer
Steve Rockey	58	President
Walter Carlson	68	Chief Financial Officer and Vice President of Strategic Planning and Risk Management
Kristin Johnston	44	Vice President of Special Projects
The following is a biographical summary of the business experience of our directors and executive officers:
Jess Rae Booth has served as our Chairman and Chief Executive Officer since August 2014. Mr. Booth founded, and from 2012 until 2014 served in similar positions with, our predecessor, ECO Waste Conversion Las Vegas, LLC. Prior to forming ECO Waste, Mr. Booth was a private investor and entrepreneur engaged in efforts to identify and acquire and/or operate businesses and pursuant to which he began investigation of the TCOM process in 2011.
Steve Rockey has served as our President since February 2015. From 2012 to 2015, Mr. Rockey served as a consultant to ECO Waste. From 2005 to 2014, Mr. Rockey served in various executive roles, including Interim Chief Executive Officer and Chief Operating Officer of Watcor, Inc., a management consulting firm. Mr. Rockey holds a B.S. degree from Pepperdine University and an M.B.A. from California State University — Northridge.
Walter Carlson has served as our Chief Financial Officer and Vice President of Strategic Planning and Risk Management since February 2015. From 2012 to 2015, Mr. Carlson served as a consultant to ECO Waste. Previously, Mr. Carlson was a private investor and entrepreneur engaged in efforts to identify and acquire and/or operate businesses and pursuant to which he began investigation, with Mr. Booth, of the TCOM process in 2011. Mr. Carlson holds a B.B.A. degree and an M.B.A degree from the University of Michigan.
Kristin Johnston has served as our Vice President of Special Projects since February 2015. From 2012 to 2015, Ms. Johnston served as a consultant to ECO Waste.
There are no family relationships among the executive officers and directors. Each of the executive officers serves at the discretion of the Board.
Board of Directors
Our operations are in a development stage with no commercial operations having been conducted to date. We presently have one director. Accordingly, as of December 31, 2014, we had no established, and do not presently have, an audit committee, compensation committee, nominating committee or any other committee of our board of directors and do not have an audit committee financial expert or any independent directors. We anticipate expanding our board of directors as we move toward commercial operations and, in connection therewith, intend to establish one or more committees of our board and to adopt charters for such committees.
Code of Ethics
We have not, as yet, adopted a Code of Ethics. We anticipate adopting a Code of Ethics in the near future and, in any event, prior to our commencing commercial operations.

Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, our directors, executive officers and any person holding more than ten percent of our common stock are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these due dates during fiscal year 2014. During 2014, Jess Rae Booth failed to timely file a Form 3 reporting his initial position as such and his ownership of our common stock. Except for such failure to timely file, to our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2014.
Item 11.   Executive Compensation
Named Executive Officers
The following table sets forth in summary form the compensation earned during 2014 and 2013 by our named executive officers. There was no compensation paid in 2013 or 2014 to any other officers of the company:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in PensionValue and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jess Rae Booth, CEO(1)	2014	38,255	—	—	4,998	—	—	—	43,253
	2013	—	—	—	—	—	—	—	—
James Cassidy, President(2)	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

(1)
Mr. Booth served as Chairman Manager of ECO Waste during 2013 and 2014 and assumed the role of our Chief Executive Officer when we acquired ECO Waste in August 2014. All compensation includes amounts paid by our predecessor, ECO Waste.

(2)
Mr. Cassidy served as President of Thunder Run Acquisition through August 2014.

Employment Arrangements
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
The Employment Agreements fix base salaries of the officers at levels escalating on a quarterly basis during 2015 and semi-annually during 2016 and 2017. Annualized base salaries of the officers are: Jess Rae Booth — $134,500 in 2015; $180,000 in 2016; and $219,000 in 2017; each of Messrs. Rockey and Carlson and Ms. Johnston — $110,000 in 2015; $138,000 in 2016; and $177,000 in 2017.
Stock Option Grants
No stock options were granted during 2014.

Subsequent to December 31, 2014, we granted stock options to key employees and consultants to purchase an aggregate of 10,753,400 shares of common stock at an exercise price of  $0.535 per share, including stock options to purchase 7,513,400 granted to officers, as follows: Jess Rae Booth — 1,703,000 options; Walt Carlson — 2,000,000 options; Steve Rockey — 1,525,400 options; and Kristin Johnston —  2,275,000 options.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 13, 2015, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Jess Rae Booth(3)(4)	4,703,000	47.4%
Walter Carlson(4)(5)	2,000,000	19.6%
Steve Rockey(4)(6)	1,535,400	15.7%
Kristin Johnston(4)(7)	2,275,000	21.7%
Jim Pleman(8)	612,000	7.4%
Art Danielian(9)	500,000	6.1%
All directors and officers as a group (4 persons)	10,513,400(10)	66.8%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 13, 2015.

(2)
Based on 8,401,394 shares outstanding at April 13, 2015. The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)
Includes 1,703,000 shares issuable to Mr. Booth on the exercise of presently exercisable stock options.

(4)
Address is 2600 Michelson Drive, Suite 780, Irvine, California 92612.

(5)
Includes 2,000,000 shares issuable to Mr. Carlson on the exercise of presently exercisable stock options.

(6)
Includes 1,525,400 shares issuable to Mr. Rockey on the exercise of presently exercisable stock options.

(7)
Includes 2,275,000 shares issuable to Ms. Johnston on the exercise of presently exercisable stock options.

(8)
Address is 900 East Katella Avenue, Orange, California 92867.

(9)
Address is 60 Corporate Park, Irvine, California 92606.

(10)
Includes 7,503,400 shares issuable to officers on the exercise of presently exercisable stock options.

In addition to their common stock holdings reflected in the table above, Messrs. Booth and Carlson hold 750,000 and 250,000 shares, respectively, of our Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to ten votes on all matters submitted to a vote of shareholders. Otherwise, the Series A Preferred Stock has no preferential or conversion rights.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
During 2014, our principal shareholder, Chairman and Chief Executive Officer, Jess Rae Booth, acquired ten shares of common stock in exchange for the transfer of 100% ownership interest in ECO Waste.
During 2014, Jess Rae Booth and Walter Carlson each acquired 500,000 shares of our Series A Preferred Stock for $50 each and Mr. Booth subsequently acquired 250,000 of the shares originally issued to Mr. Carlson.
Director Independence
We do not presently have any independent directors but intend to seek and appoint independent directors in the future.
Item 14.   Principal Accountant Fees and Services
The following table presents fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by that firm during those periods.
	2014	2013
Audit fees(1)	$35,000	$750
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$35,000	$750

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements.

We do not presently maintain an audit committee and, therefore, have no policy regarding pre-approve of audit and non-audit services provided by our independent auditors.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
1.
Financial statements. See “Index to Financial Statements.”

2.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Share Exchange Agreement between ECO Waste Conversion Solutions Corporation and ECO Waste Conversion Las Vegas, LLC				X
3.1	Certificate of Incorporation	10-12G	09/30/13	3.1
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 21, 2014, name change				X
3.3	Certificate of Amendment to Certificate of Incorporation, dated December 29, 2014, name change				X
3.4	Bylaws	10-12G	09/30/13	3.2
4.1	Text of Common Stock Certificate of Thunder Run Acquisition Corporation	10-12G	09/30/13	3.3
4.2	Certificate of Designation — Series A Preferred Stock				X
10.1	Form of Management Stock Option Agreement*				X
10.2	License Agreement, dated August 14, 2014 between Michael J. Lurvey and ECO Integrated Technologies				X
10.3	Joint Venture Agreement, dated September 12, 2014, between ECO Waste Conversion Solutions Corporation and Carbon Geo-Tek Consultants, Inc.				X
10.4	Loan Agreement, dated January 1, 2015, between ECO Integrated Technologies and ECO Enviro Technologies International Limited				X
10.5	Loan Agreement, dated January 1, 2015, between ECO Integrated Technologies and Brasil Plus				X
10.6	Secured Convertible Bridge Loan Agreement, dated October 6, 2014, between ECO Waste Conversion Solutions Corporation, Sonic Cavitation LLC and Sonic Cavitation Ltd				X
10.7	Employment Agreement, dated January 1, 2015, with Jess Rae Booth*				X
10.8	Employment Agreement, dated January 1, 2015, with Steve Rockey*				X
10.9	Employment Agreement, dated January 1, 2015, with Walter Carlson*				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.10	Employment Agreement, dated January 1, 2015, with Kristin Johnston*				X
21.1	List of Subsidiaries				X
31.1	Section 302 Certification of CEO				X
31.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO				X
32.2	Section 906 Certification of CFO				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*
Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ECO INTEGRATED TECHNOLOGIES, INC.
Dated: April 13, 2015	By:	/s/ Jess Rae Booth Jess Rae Booth Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Jess Rae Booth Jess Rae Booth	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2015
/s/ Walter E. Carlson Walter E. Carlson	Chief Financial Officer and Vice President of Strategic Planning and Risk Management (Principal Financial Officer)	April 13, 2015

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Eco Integrated Technologies, Inc.
2600 Michelson Drive, Suite 780
Irvine, CA 92612
We have audited the accompanying consolidated balance sheets of Eco Integrated Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity/deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Integrated Technologies, Inc. and Subsidiaries as of December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuances of notes payable to shareholders and common stock. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Anton & Chia, LLP
Newport Beach, California
April 13, 2015

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
	2014	2013
ASSETS
Current Assets:
Cash	$433,045	$—
Prepaid expenses and other current assets	12,886	—
Total current assets	445,931	—
Furniture and equipment, net	21,167	—
License fee	175,000	—
Other assets	2,500	—
TOTAL ASSETS	$644,598	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY/DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$31,498	$16,461
Notes payable	51,970	163,645
Total current liabilities	83,468	180,106
STOCKHOLDERS’ EQUITY/DEFICIT:
Preferred stock; $0.0001 par value, 20,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding	100	—
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,899,787 and 3,000,000 shares issued and outstanding	790	300
Additional paid-in capital	2,121,752	(300)
Accumulated deficit	(1,561,512)	(180,106)
Total stockholders’ equity	561,130	(180,106)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/DEFICIT	$644,598	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
	2014	2013
Sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses:
General and administrative expenses	464,082	101,246
Stock-based compensation	380,458	—
Write down of assets	435,090	2,525
Total operating expenses	1,279,630	103,771
Loss from operations	(1,279,630)	(103,771)
Other (expense)
Interest expense	(1,776)	(3,869)
Reverse merger expenses	(100,000)	—
Total other (expense)	(101,776)	(3,869)
Loss before provision for income taxes	(1,381,406)	(107,640)
Provision for income taxes	—	—
Net loss	$(1,381,406)	$(107,640)
Weighted average shares outstanding:
Basic	4,429,613	3,000,000
Diluted	4,429,613	3,000,000
Loss per share:
Basic	$(0.31)	$(0.04)
Diluted	$(0.31)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/DEFICIT
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	3,000,000	$300	$(300)	$(72,466)	$(72,466)
Net loss	—	—	—	—	—	(107,640)	(107,640)
Balance, December 31, 2013	—	—	3,000,000	300	(300)	(180,106)	(180,106)
Common stock issued in connection with reverse merger	—	—	500,000	50	(50)	—	—
Preferred stock issued for cash	1,000,000	100	—	—	—	—	100
Common stock issued for cash	—	—	2,813,137	281	1,470,204	—	1,470,485
Common stock issued for debt conversion	—	—	855,000	86	271,513	—	271,599
Common stock issued for services	—	—	731,650	73	380,385	—	380,458
Net loss	—	—	—	—	—	(1,381,406)	(1,381,406)
Balance, December 31, 2014	1,000,000	$100	7,899,787	$790	$2,121,752	$(1,561,512)	$561,130

The accompanying notes are an integral part of these consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(1,381,406)	$(107,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176	—
Stock-based compensation	380,458	—
Write down of assets	435,090	2,525
Notes payable for predevelopment expenses	51,970	—
Note payable for interest expense	1,776	3,869
Change in current assets and liabilities:
Prepaid expenses and other assets	(15,286)	—
Accounts payable and accrued expenses	15,037	923
Net cash used in operating activities	(512,185)	(100,323)
INVESTING ACTIVITIES:
Payment for furniture and equipment	(21,343)	—
Payment for licensing fee	(175,000)	—
Net cash used in investing activities	(196,343)	—
FINANCING ACTIVITIES:
Issuance of notes receivable	(435,090)	(2,525)
Proceeds from notes payable	106,178	104,971
Repayment of notes payable	—	(2,223)
Proceeds from issuance of common stock	1,470,485	—
Net cash provided by financing activities	1,141,573	100,223
NET INCREASE IN CASH	433,045	(100)
CASH, BEGINNING BALANCE	—	100
CASH, ENDING BALANCE	$433,045	$—
CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—
Supplemental disclosure of non-cash financing activities
Common stock for notes payable	$271,599	$—
Conversion of note receivable to investment	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
Note 1 — Organization and Basis of Presentation
Organization and Line of Business
ECO Integrated Technologies, Inc., formerly known as Thunder Run Acquisition Corporation (“ECO Integrated” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ECO Waste Conversion Las Vegas, LLC (“ECO Waste”) was organized on June 29, 2012 under the laws of the state of Nevada.
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
Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the Company obtaining

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the year ended December 31, 2014, the Company incurred a net loss of  $1,381,406 and had negative cash flows from operations of  $512,185. As of December 31, 2014 the Company had an accumulated deficit of $1,561,512. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products.
Note 2 — Summary of Significant Accounting Policies
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
Cash
Cash includes cash on hand, cash in time deposits, and certificates of deposit.
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
Long-Lived Assets
The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2014, the Company believes there was no impairment of its long-lived assets.
Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FVs due to their short maturities.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

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
As of December 31, 2014 and 2013, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.
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
Stock-Based Compensation
The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.
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

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

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
Basic and Diluted Earnings Per Share
Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during 2014 and 2013, respectively.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company’s consolidated results of operations or financial condition.
In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement —  Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
Note 3 — Furniture and Equipment
The following are the details of the property, equipment and improvements at December 31, 2014:
2014
Furniture and fixtures	$7,582
Equipment	13,761
21,343
Less accumulated depreciation	(176)
Furniture and equipment, net	$21,167

Depreciation expense for the years ended December 31, 2014 and 2013 was $176 and $0, respectively.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

Note 4 — Licensing Fees
The Company entered into a license agreement with the developer and patent-holder on the TCOM technology. As consideration for the license and associated services, the Company will pay the following fees:
•
Prepaid License Fee:   A prepaid license fee of  $125,000 for site specific design and equipment specification work for each licensed facility, payable on initial draw of funding for construction of the facility;

•
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

•
Production Royalties:   Royalties in an amount equal to five percent of net profits from the sale of by-products from each TCOM facility, payable on a quarterly basis for a period of five years; and

•
Las Vegas Prepaid License Fee:   With respect to the initial facility, planned in North Las Vegas, the fees otherwise payable, as described above, are modified to provide that total applicable license fees of  $375,000 are payable (i) $175,000 in advance, which amount was paid during 2014; and (ii) $200,000 in the month following the first full calendar quarter of commercial operations.

As of December 31, 2014, the Company had paid a licensing fee of  $175,000. This amount and other payments made under this license agreement will be capitalized and amortized over the expected life for which the Company will generate revenue from the TCOM technology.
Note 5 — Notes Receivable
Notes receivable at December 31, 2014 and 2013 consisted of the following:
	2014	2013
CGTC/Lurvey	$88,979	$2,525
EETIL	116,123	0
Brasil Plus	32,513	0
	237,615	2,525
Write down of assets	(237,615)	(2,525)
Total notes receivable	$—	$—

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvery Advances
The Company has, from time to time, advanced funds to GCTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, securing third party certification and advance the planned business of the Hawaiian joint venture pending receipt of third party financing. The loans are undocumented, unsecured and have no specific repayment terms. Balance of  $88,979 and $2,525 at December 31, 2014 and 2013, respectively was written off by the Company.
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

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of  $116,123 at December 31, 2014 was written off by the Company.
Brasil Plus Loan
Under the Brasil Plus Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.
As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of  $32,513 at December 31, 2014 was written off by the Company.
In connection with our lending arrangements with CGTC/Lurvey, EETIL and Brasil Plus, the Company has certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, the Company has recorded a charge to fully write down the amounts advanced to those entities.
Note 6 — Investments
Sonic Cavitation Ltd. Convertible Bridge Loan
Under the Sonic Convertible Bridge Loan Agreement, the Company agreed to provide $200,000 to Sonic Cavitation Ltd. (“SCLtd”) and Sonic Cavitation LLC, (“SonCav”). The loans bear interest at 10% per annum and are repayable on November 30, 2015. The loan is convertible, at the Company’s option, into a non-diluting 3% interest in SonCav and a non-diluting 0.25% interest in SCLtd.
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
The Company is accounting for these investments under the cost method. Notwithstanding our belief in the SonCav technology and its ultimate commercialization, as well as the Company’s intent to make future investments in SonCav, because SonCav is in a development stage and currently lacks sufficient assets or operating cash flows to support its planned operations, the Company has recorded a charge of $200,000 write down its entire investment in SonCav.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

Note 7 — Notes Payable
Notes payable at December 31, 2014 and 2013 consisted of the following:
	2014	2013
Payable to an individual; payable upon demand; interest at 8% per annum and unsecured	$—	$50,870
Payable to individuals; payable upon demand; non-interest bearing and unsecured	—	112,775
Payable to an unaffiliated individual; payable upon demand; interest at 12% per annum and unsecured	51,970	—
	$51,970	$163,645

During the year ended December 31, 2014, the Company issued $106,178 of unsecured notes payable bearing interest at 0%, payable on demand. Those notes were part of the total unsecured notes payable that were converted by December 31, 2014, as described below.
During 2014, a total of  $271,599 of notes payable were converted into 855,000 shares of our common stock.
Note 8 — Stockholders’ Equity
Preferred stock
The Company has authorized the issuance of 20,000,000 shares of Preferred Stock, $0.0001 par value. During 2014, the Company issued for $100, and at December 31, 2014 had outstanding, 1,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is entitled to ten votes on all matters on which stockholders are entitled to vote. The Series A Preferred Stock has no other material rights or preferences.
Common stock
The Company has authorized the issuance of 100,000,000 shares of common stock, $0.0001 par value. At December 31, 2014, the Company had 7,899,787 shares of common stock issued and outstanding.
During the year ended December 31, 2014, the Company issued the following shares of common stock:
•
3,000,000 shares in connection with the Change of Control described in Note 1;

•
855,000 shares in connection with the conversion of  $271,599 of debt;

•
2,813,137 shares for cash proceeds of  $1,470,485; and

•
731,650 shares for services valued at $380,458.

Note 9 — Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2014 and 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2014 and 2013.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31:
	2014		2013
	Amount	Percent	Amount	Percent
Federal statutory rates	$(469,678)	34.0%	$(36,598)	34.0%
State income taxes	(69,070)	5.0%	(5,382)	5.0%
Depreciation	(390)	0.0%	—	0.0%
Start-up expenses	59,277	-4.3%	40,259	-37.4%
Allowance for write down of assets	169,685	-12.3%	985	-0.9%
Permanent differences	149,492	-10.8%	—	0.0%
Valuation allowance against net deferred tax assets	160,684	-11.6%	736	-0.7%
Effective rate	$—	0.0%	$—	0.0%

At December 31, 2014 and 2013, the significant components of the deferred tax assets are summarized below:
	2014	2013
Deferred income tax asset
Net operating loss carryforwards	164,064	3,380
Book to tax differences for write down of assets	169,685	—
Book to tax differences in start-up costs	125,154	65,876
Book to tax differences in depreciation	(390)	—
Total deferred income tax asset	458,513	69,256
Less: valuation allowance	(458,513)	(69,256)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $389,257 and $40,954 in 2014 and 2013 as a result of the Company generating additional net operating losses.
The Company has recorded as of December 31, 2014 and 2013 a valuation allowance of  $458,513 and $69,256, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.
The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2014.
The Company has net operating loss carry-forwards of approximately $419,000. Such amounts are subject to IRS code section 382 limitations and expire in 2027. The 2012 to 2014 tax years are still subject to audit.
Note 10 — Commitments and Contingencies
The Company currently leases approximately 2,400 square feet of office space in Irvine, California as our executive offices. The average monthly rental under the lease, which expires on April 30, 2015, is $4,958, after which we expect to continue to use the space on a month to month basis.
Rent expense for the years ended December 31, 2014 and 2013 was $21,305 and $0, respectively.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

Note 11 — Subsequent Events
Waste Conversion Facility — North Las Vegas
The Company entered into a Purchase and Sale Agreement in February 2015 to acquire a developed location that is expected to house its planned initial waste conversion facility in North Las Vegas, Nevada. The acquisition price for the 18.28 acre developed site is $6,750,000, of which a refundable deposit $100,000 was paid to open escrow, with an anticipated closing date of the purchase in late June subject to securing financing to support the acquisition.
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
The Employment Agreements fix base salaries of the officers at levels escalating on a quarterly basis during 2015 and semi-annually during 2016 and 2017. Annualized base salaries of the officers are: Jess Rae Booth — $134,500 in 2015; $180,000 in 2016; and $219,000 in 2017; each of Messrs. Rockey and Carlson and Ms. Johnston — $110,000 in 2015; $138,000 in 2016; and $177,000 in 2017.
Warrant
In February 2015, the Company issued a five-year warrant to a service provider to purchase 230,000 shares of common stock at $0.52 per share.
Common Stock
Subsequent to December 31, 2014, the Company sold 293,619 shares of common stock for proceeds of $179,035.
Stock Options
Subsequent to December 31, 2014, the Company granted stock options to key employees and consultants to purchase an aggregate of 10,753,400 shares of common stock at an exercise price of  $0.535 per share.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013 (Continued)

CGTC/Lurvey Advances — Additional Advances
Subsequent to December 31, 2014 and through April 13, 2015, the Company made additional advances to CGTC/Lurvey totaling $34,309.
EETIL Loan — Additional Advances
Subsequent to December 31, 2014 and through April 13, 2015, the Company made additional advances to EETIL totaling $25,435.
Brasil Plus Loan — Additional Advances
Subsequent to December 31, 2014 and through April 13, 2015, the Company made additional advances to Brasil Plus totaling $56,500.