Form 10-Q
period 2015-03-31
ECO Integrated Technologies, Inc.
filed 2015-04-30
CIK 1586609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

N/A
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

As of April 28, 2015, we had 8,548,194 shares of $0.0001 par value Common Stock outstanding.

ECO INTEGRATED TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$173,871	$433,045
Prepaid expenses and other current assets	9,116	12,886
Total current assets	182,987	445,931

Furniture and equipment, net	27,510	21,167
Licensing fee	175,000	175,000
Other assets	126,623	2,500
Total assets	$512,120	$644,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$75,506	$31,498
Notes payable	51,922	51,970
Total current liabilities	127,428	83,468

Stockholders' equity:
Preferred stock, ($0.0001 par value; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding)	100	100
Common stock, ($0.0001 par value; 100,000,000 shares authorized 8,360,283 and 7,899,787 shares issued and outstanding)	836	790
Additional paid-in capital	5,507,211	2,121,752
Accumulated deficit	(5,123,455)	(1,561,512)

Total stockholders' equity	384,692	561,130

Total liabilities and stockholders' equity	$512,120	$644,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	330,586	33,217
Stock-based compensation	3,116,270	-
Write down of assets	113,999	12,645
Total operating expenses	3,560,855	45,862

Loss from operations	(3,560,855)	(45,862)

Other income (expense):
Interest expense	(1,088)	-
Total other income (expense)	(1,088)	-

Loss before provision for income taxes	(3,561,943)	(45,862)

Provision for income taxes	-	-

Net loss	$(3,561,943)	$(45,862)

Net loss per share:
Basic	$(0.44)	$(0.02)
Diluted	$(0.44)	$(0.02)

Weighted average number of common shares outstanding:
Basic	8,064,521	3,000,000
Diluted	8,064,521	3,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OpERATING ACtivities:
Net loss	$(3,561,943)	$(45,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,190	-
Stock-based compensation	3,116,270	-
Write down of assets	113,999	12,645
Changes in current assets and liabilities:
Prepaid expenses and other assets	3,770	-
Accounts payable and accrued expenses	44,008	(2,500)
Net cash used in operating activities	(282,706)	(35,717))

investing activities:
Issuance of notes receivable	(113,999)	(12,645)
Payment for furniture and equipment	(7,533)	-
Payment for other assets	(124,123)	-
Net cash used in investing activities	(245,655)	(12,645)

financing activities:
Proceeds from note payable	-	48,377
Repayment of notes payable	(48)	-
Proceeds from issuance of common stock	269,235	-
Net cash provided by financing activities	269,187	48,377

Net increase (decrease) in cash	(259,174)	15
Cash, beginning balance	433,045	-
Cash, ending balance	$173,871	$15

Cash paid for:
Income taxes	$-	$-
Interest	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

Note 1 - Organization, Basis of Presentation and Significant Accounting Policies

The unaudited consolidated financial statements were prepared by ECO Integrated Technologies, Inc., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

The Company is focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. The Company’s technology portfolio presently includes (i) certain preferred pricing and other rights in SonCav – a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” – or Thermal Conversion of Organic Materials, to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. The Company plans to deploy its technologies to (i) establish SonCav as a market leading solution for waste water treatment and desalination; and (ii) establish one or more TCOM facilities, initially targeting the Las Vegas market, to handle waste streams and produce salable by-products. The Company plans to supplement its SonCav and TCOM technology with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ECO Waste and ECO Management, LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the three months ended and the year ended December 31, 2014, the Company incurred a net loss of $3,561,943 and $1,381,406, respectively, and had negative cash flows from operations of $287,706 and $512,185, respectively. As of March 31, 2015 and December 31, 2014 the Company had an accumulated deficit of $5,123,455 and $1,561,512, respectively. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products.

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

Subsequent Events

The Company has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Furniture and Equipment

The following are the details of the property, equipment and improvements at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Furniture and fixtures	$7,582	$7,582
Equipment	21,294	13,761
	28,876	21,343
Less accumulated depreciation	(1,366)	(176)
Furniture and equipment, net	$27,510	$21,167

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,190 and $0, respectively.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

Note 3 – Other Assets

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

At March 31, 2015, other assets consisted of the $100,000 deposit mentioned above and $26,623 of engineering, consulting and other costs associated with the Las Vegas waste conversion facility.

Note 4 – Notes Receivable

Notes receivable at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
CGTC/Lurvey	$123,313	$88,979
EETIL	139,288	116,123
Brasil Plus	89,013	32,513
	351,614	237,615
Allowance for uncollectible balances	(351,614)	(237,615)
Total notes receivable	$-	$-

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances

The Company has, from time to time, advanced funds to GCTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, securing third party certification and advance the planned business of the Hawaiian joint venture pending receipt of third party financing. The loans are undocumented, unsecured and have no specific repayment terms. Balance of $123,313 and 88,979 at March 31, 2015 and December 31, 2014, respectively, was written off by the Company.

ECO Enviro Technologies International Limited (“EETIL”) Loan

Under the EETIL Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $139,288 and $116,123 at March 31, 2015 and December 31, 2014, respectively, was written off by the Company.

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

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $89,013 and $32,513 at March 31, 2015 and December 31, 2014, respectively was written off by the Company.

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

Note 5 – Notes Payable

Notes payable at March 31, 2015 and December 31, 2014 consisted of a note payable to an unaffiliated individual that is payable upon demand, bears interest at 12% per annum and is unsecured. The balance of this note payable at March 31, 2015 and December 31, 2014 was $51,922 and $51,970, respectively.

Note 6 – Stockholders’ Equity

Common stock

The Company has authorized the issuance of 100,000,000 shares of common stock, $0.0001 par value. At March 31, 2015 and December 31, 2014, the Company had 8,360,283 and 7,899,787, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2015, the Company issued 460,496 shares of common stock for cash proceeds of $269,235.

Stock options and warrants

The following is a summary of stock option and warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	10,983,400	$0.535
Forfeited	-
Exercised	-
Outstanding, March 31, 2015	10,983,400	$0.535	4.96	$3,450
Exercisable, March 31, 2015	10,133,400	$0.535	4.96	$3,450

The exercise price for options/warrants outstanding and exercisable at March 31, 2015 is as follows:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
230,000	$0.520	230,000	$0.520
10,753,400	0.535	9,903,400	0.535
10,983,400		10,133,400

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

For options granted during 2015 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.31 and the weighted-average exercise price of such options was $0.535.   No options were granted during 2015, where the exercise price was greater than the stock price at the date of grant or the exercise was less than the stock price at the date of grant

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $3,116,270 and $0 during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the unamortized stock option expense was $284,204 which will be amortized to expense through March 31, 2017.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	0.25%
Expected life of the options	2.5 to 3.5 years
Expected volatility	100%
Expected dividend yield	0%

Note 7 – Commitments and Contingencies

Lease agreement

The Company currently leases approximately 2,400 square feet of office space in Irvine, California as our executive offices. The average monthly rental under the lease, which expires on April 30, 2015, is $4,958, after which we expect to continue to use the space on a month to month basis.

Rent expense for the three months ended March 31, 2015 and 2014 was $15,095 and $0, respectively.

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

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

Note 8 – Subsequent Events

The following events occurred subsequent to March 31, 2015 and through the date of the release of these financial statements.

In April 2015, the Company loaned an additional $25,000 to SonCav LLC. The loan is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at the Company’s option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, the Company’s rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019.

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

Overview

ECO Integrated Technologies, Inc. is a development stage company focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. Our technology portfolio presently includes (i) certain preferred pricing and other rights in SonCav – a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” — or Thermal Conversion of Organic Materials, to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. We plan to deploy our technologies to (i) establish SonCav as a market leading solution for waste water treatment and desalination; and (ii) establish one or more TCOM facilities, initially targeting the Las Vegas market, to handle waste streams and produce salable by-products. We plan to supplement our SonCav and TCOM technology with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

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

Plan of Operations

Prior to the Share Exchange, and as of March 31, 2015, we had not yet realized any operating revenues.

Our plan of operations is presently two-fold. First, we plan to become a preferred provider of state-of-the-art environmentally friendly water remediation, desalination and waste handling and treatment solutions. Second, as an integral component of our waste handling and treatment solutions offered, we plan to derive salable by-products from the conversion of waste streams.

In order to execute on our plan of operations, we intend to assemble and integrate a portfolio of class leading environmentally friendly technologies. To that end, during 2014, we acquired certain rights relating to the commercialization of a patented water treatment technology — SonCav – and a license to utilize, in the United States, the TCOM System. TCOM utilizes a patented proprietary process to convert, rather than combust, waste streams. Unlike combustion treatment solutions, TCOM is environmentally friendly, producing little or no emissions or waste by-products but does produce salable by-products. SonCav is a proprietary patented process using ultrasound to produce purified water from waste water using a controlled cavitation process.

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

Typical TCOM facilities are expected to require capital expenditures of $25+ million and nine months to develop and bring operational from receipt of funding. As of March 31, 2015, we did not have available funding, or commitments to provide funding, to support the development and operation of any TCOM facilities.

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

Recent Developments

Las Vegas TCOM Facility Site

In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial TCOM facility, in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 was paid to open escrow. The escrow deposit is refundable, at the Company’s option, if it should elect not to close the purchase of the property. Subject to securing necessary purchase money financing, closing is contemplated in the second quarter of 2015.

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

Additional Loans to SonCav

In April 2015, we loaned an additional $25,000 to SonCav LLC. The loan is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at our option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, our rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019.

Employment Agreements

In 2015, we appointed additional officers and entered into employment agreements with each of our four executive officers, Jess Rae Booth, Steve Rockey, Walter Carlson and Kristin Johnston.

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

Stock Option Grants

During the quarter ended March 31, 2015, we granted stock options and warrants to key employees and consultants to purchase a total of 10,983,400 shares of common stock at an average exercise price of $0.535 per share. We recorded a charge totaling $3,116,270 associated with the grant of the options and warrants.

Stock Issuances

During the quarter ended March 31, 2015, we issued a total of 460,496 shares of common stock for gross proceeds of $269,235.

Loans

During the quarter ended March 31, 2015, we made additional advances to CGTC/Michael Lurvey of $34,334, Brasil Plus of $56,500 and EETIL of $23,165. While we continue to advance funds to each of those entities in connection with ongoing efforts to commercialize TCOM, we have written off each of those advances as of March 31, 2015.

Results of Operations

Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

Sales

We have not commenced selling our products as of March 31, 2015; therefore our sales for both the three months ended March 31, 2015 and 2014 were $0.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees and related costs, rental expenses, and travel expenses. General and administrative expenses were $330,586 for the three months ended March 31, 2015 as compared to $33,217 for three months ended March 31, 2014. The increase for the three months ended March 31, 2015 compared to the same period in 2013 was $297,369, or 895%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan and costs associated with our public reporting obligations. Specifically, our consulting fees and related costs increased by approximately $115,000 and our professional fees increased by approximately $140,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of the fair value of the stock options and warrants issued to employees and third party service providers. Stock-based compensation was $3,116,270 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014. The increase in stock-based compensation is due to the issuance of 10,983,400 options and warrants to purchase common stock issued during the three months ended March 31, 2015. There were no such issuances in 2014.

Write down of assets

In connection with our efforts to commercialize our TCOM technology, we have entered into lending arrangements with three development stage entities involved in the development or international commercialization of TCOM. We advanced $113,999 and $12,645 to those entities during three months ended March 31, 2015 and 2014, respectively. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $1,088 as compared to $0 for the three months ended March 31, 2014. The increase is due to the increase in interest bearing notes payable in 2015 as compared to 2014.

Financial Condition

Liquidity and Capital Resources

Our principal sources of liquidity include cash from the issuance of notes payable and the sale of common stock. During the three months ended March 31, 2015 and the year ended December 31, 2014, we received cash of $269,235 and $1,470,485, respectively, from the issuance of shares of our common stock. Also, during the years ended December 31, 2013 and 2014 we received cash of $106,718 and $104,971, respectively, from the issuance of notes payable.

As of March 31, 2015, our cash totaled $173,871 and our working capital totaled $55,559 as compared to a cash balance of $433,045 and working capital of $362,463 as of December 31, 2014.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(282,706)	$(35,717)
Net cash used in investing activities	(245,655)	(12,645)
Net cash provided by financing activities	269,187	48,377

Operating Activities. Net cash used in operating activities was $282,706 for the three months ended March 31, 2015, an increase of $246,989, compared to $35,717 for the three months ended March 31, 2014. The increase in cash used in operating activities was mainly attributable to the increase in the net loss; partially offset by an increase in non-cash stock option expense, write down of assets and an increase in accounts payable, all associated with acceleration of our business plan.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 was $245,655, an increase of $233,010, compared to $12,645 for the three months ended March 31, 2014. The increase in cash used in investing activities related to increase in issuance of notes receivable to third parties; purchases of furniture and equipment and the deposit and other costs paid associated with the Las Vegas conversion facility.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $269,187 compared to $48,377 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we received $269,235 from the sale of 460,496 shares of our common stock. During the three months ended March 31, 2014, we received $48,377 from the issuance of notes payable.

Notes and advances receivable

During the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, we advanced funds to various entities with which we have existing or potential strategic relationship. Two of those loans included the grant of certain equity rights.

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances.   We have, from time to time, advanced funds to CGTC and Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of our Hawaiian joint venture pending receipt of third party financing. The advances are undocumented unsecured loans with no specific repayment terms. At March 31, 2015 and December 31, 2014, advances to CGTC and Mr. Lurvey totaled $123,313 and $88,979, respectively.

ECO Enviro Technologies International Limited (“EETIL”) Loan.   Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At March 31, 2015 and December 31, 2014, advances under the EETIL Loan Agreement totaled $139,288 and $116,123, respectively.

Brasil Plus Loan.   Under the Brasil Plus Loan Agreement, we agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. At March 31, 2105 and December 31, 2014, advances under the Brasil Plus Loan Agreement totaled $89,013 and $32,513, respectively.

Sonic Cavitation Ltd. Convertible Bridge Loan.   Under the Sonic Convertible Bridge Loan Agreement, we agreed to provide $200,000 to Sonic Cavitation Ltd. (“SCLtd”) and Sonic Cavitation LLC, (“SonCav”). The loans provided for interest at 10% per annum and were repayable on November 30, 2015. The loans were convertible, at our option, into a non-diluting 3% interest in SonCav and a non-diluting 0.25% interest in SCLtd. In December 2014, we converted the full amount owing under the Sonic Convertible Bridge Loan into a non-diluting 3% equity ownership interest in SonCav and a non-diluting 0.25% equity ownership interest in SCLtd. In April 2015, we loaned an additional $25,000 to SonCav LLC. The loan is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at our option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, our rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019.

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

As of March 31, 2015 and December 31, 2014, we had prepaid a licensing fee of $175,000 relating to the planned North Las Vegas TCOM Facility.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 30, 2015
	By:	/s/ Jess Rae Booth
Jess Rae Booth
Chief Executive Officer

	By:	/s/ Walter Carlson
Walter Carlson
Chief Financial Officer

