Form 10-Q
period 2015-06-30
ECO Integrated Technologies, Inc.
filed 2015-08-13
CIK 1586609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, we had 9,593,529 shares of $0.0001 par value Common Stock outstanding.

ECO INTEGRATED TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements

ECO INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$216,104	$433,045
Prepaid expenses and other current assets	4,575	12,886
Total current assets	220,679	445,931

Furniture and equipment, net	26,178	21,167
Licensing fee	175,000	175,000
Other assets	166,199	2,500
TOTAL ASSETS	$588,056	$644,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$155,277	$31,498
Note payable	17,578	51,970
Total current liabilities	172,855	83,468

Note payable, net of current portion	32,995	-
TOTAL LIABILITIES	205,850	83,468

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,593,529 and 7,899,787 shares issued and outstanding	959	790
Additional paid-in capital	6,094,396	2,121,752
Accumulated deficit	(5,713,249)	(1,561,512)
Total stockholders' equity	382,206	561,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$588,056	$644,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	288,458	39,060	619,044	72,277
Stock-based compensation	182,008	-	3,298,278	-
Write down of assets	117,987	2,025	231,986	14,670
Total operating expenses	588,453	41,085	4,149,308	86,947
Loss from operations	(588,453)	(41,085)	(4,149,308)	(86,947)

Other income (expense)
Interest expense	(1,341)	-	(2,429)	-
Total other income (expense)	(1,341)	-	(2,429)	-

Loss before provision for income taxes	(589,794)	(41,085)	(4,151,737)	(86,947)

Provision for income taxes	-	-	-	-

Net loss	$(589,794)	$(41,085)	$(4,151,737)	$(86,947)

Weighted average shares outstanding:
Basic	8,702,323	3,000,000	8,385,184	3,000,000
Diluted	8,702,323	3,000,000	8,385,184	3,000,000

Loss per share
Basic	$(0.07)	$(0.01)	$(0.50)	$(0.03)
Diluted	$(0.07)	$(0.01)	$(0.50)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(4,151,737)	$(86,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,522	-
Stock-based compensation	3,298,278	-
Write down of assets	231,986	14,670
Change in current assets and liabilities:
Prepaid expenses and other assets	8,311	-
Accounts payable and accrued expenses	123,779	(4,195)
Net cash used in operating activities	(486,861)	(76,472)

INVESTING ACTIVITIES:
Issuance of notes receivable	(231,986)	(14,670)
Payment for furniture and equipment	(7,533)	-
Payment for other assets	(163,699)	-
Net cash used in investing activities	(403,218)	(14,670)

FINANCING ACTIVITIES:
Proceeds from note payable	-	91,177
Repayment of note payable	(1,397)	-
Proceeds from issuance of common stock	674,535	-
Net cash provided by financing activities	673,138	91,177

NET INCREASE (DECREASE) IN CASH	(216,941)	35

CASH, BEGINNING BALANCE	433,045	-

CASH, ENDING BALANCE	$216,104	$35

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Note 1 - Organization, Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements were prepared by ECO Integrated Technologies, Inc., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

The Company is focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. The Company’s technology portfolio presently includes (i) certain preferred pricing and other rights in SonCav – a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” – or Thermal Conversion of Organic Materials, to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. The Company plans to deploy its technologies to (i) establish SonCav as a market leading solution for waste water treatment and desalination; and (ii) establish one or more TCOM facilities, initially targeting the Las Vegas market, to handle waste streams and produce salable by-products. The Company intends to continue to work with the developers of SonCav and TCOM to prove the commercial viability of those technologies and further define the Company’s rights to deploy those technologies. The Company plans to supplement its existing technologies with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ECO Waste and ECO Management, LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company incurred a net loss of $4,151,737 and $1,381,406, respectively, and had negative cash flows from operations of $486,861 and $512,185, respectively. As of June 30, 2015 and December 31, 2014 the Company had an accumulated deficit of $5,713,249 and $1,561,512, respectively. Additionally, the Company has contracted to acquire and develop a facility in Las Vegas at an estimated cost of $32 million. The Company has posted a non-refundable deposit of $100,000 against the $6.75 million purchase price of the facility but presently lacks the financial resources to consummate either the purchase or development of the facility. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products, including products derived from the planned operation of the Las Vegas facility.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Furniture and Equipment

The following are the details of the property, equipment and improvements at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Furniture and fixtures	$7,582	$7,582
Equipment	21,294	13,761
	28,876	21,343
Less accumulated depreciation	(2,698)	(176)
Furniture and equipment, net	$26,178	$21,167

Depreciation expense for the six months ended June 30, 2015 and 2014 was $2,522 and $0, respectively.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Note 3 – Other Assets

Waste Conversion Facility — North Las Vegas

The Company entered into a Purchase and Sale Agreement in February 2015 to acquire a developed location that is expected to house its planned initial waste conversion facility in North Las Vegas, Nevada. The acquisition price for the 18.28 acre developed site is $6,750,000, of which a deposit $100,000 was paid to open escrow, with an anticipated closing date of the purchase in September subject to securing financing to support the acquisition.

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

At June 30, 2015, other assets consisted of the $100,000 deposit mentioned above and $66,199 of engineering, consulting and other costs associated with the Las Vegas waste conversion facility.

Note 4 – Notes Receivable

Notes receivable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
CGTC/Lurvey	$123,313	$88,979
EETIL	160,625	116,123
Brasil Plus	160,663	32,513
SonCav, LLC	25,000	-
	469,601	237,615
Allowance for uncollectible balances	(469,601)	(237,615)
Total notes receivable	$-	$-

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances

The Company has, from time to time, advanced funds to GCTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, securing third party certification and advance a planned Hawaiian joint venture. The loans are undocumented, unsecured and have no specific repayment terms. Balance of $123,313 and 88,979 at June 30, 2015 and December 31, 2014, respectively, was written off by the Company.

ECO Enviro Technologies International Limited (“EETIL”) Loan

Under the EETIL Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $160,625 and $116,123 at June 30, 2015 and December 31, 2014, respectively, was written off by the Company.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Brasil Plus Loan

Under the Brasil Plus Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $160,663 and $32,513 at June 30, 2015 and December 31, 2014, respectively was written off by the Company.

SonCav, LLC Loan

In April 2015, the Company loaned $25,000 to SonCav LLC. The loan is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at the Company’s option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, the Company’s rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019. Balance of $25,000 at June 30, 2015 was written off by the Company.

In connection with our lending arrangements with CGTC/Lurvey, EETIL, Brasil Plus and SonCav, LLC, the Company has certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, the Company has recorded a charge to fully write down the amounts advanced to those entities.

Note 5 – Notes Payable

Notes payable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014

Payable to an unaffiliated individual; the note was modified to call for monthly payments of $1,602 with any unpaid principal and interest due on April 30, 2018; interest at 7% per annum and unsecured	$50,573	$51,970
Total	50,573	51,970
Less current portion	17,578	51,970
Long-term portion	$32,995	$-

Note 6 – Stockholders’ Equity

Common stock

The Company has authorized the issuance of 100,000,000 shares of common stock, $0.0001 par value. At June 30, 2015 and December 31, 2014, the Company had 9,593,529 and 7,899,787, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2015, the Company issued 1,393,742 shares of common stock for cash proceeds of $674,535. In addition, the Company also issued 150,000 shares of common stock to employees and 150,000 shares to consultants for services rendered valued at $60,000 each or a total of $120,000. The value of the shares was determined based on the recent price for which the Company sold shares of common stock.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Stock options and warrants

The following is a summary of stock option and warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	10,988,400	$0.535
Forfeited	-
Exercised	-
Outstanding, June 30, 2015	10,988,400	$0.535	4.72	$-
Exercisable, June 30, 2015	10,138,400	$0.535	4.72	$-

The exercise price for options/warrants outstanding and exercisable at June 30, 2015 is as follows:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
230,000	$0.520	230,000	$0.520
10,753,400	0.535	9,903,400	0.535
5,000	1.500	5,000	1.500
10,988,400		10,138,400

For options/warrants granted during 2015 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options/warrants was $0.31 and the weighted-average exercise price of such options/warrants was $0.535.   For options/warrants granted during 2015 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options/warrants was $0.23 and the weighted-average exercise price of such options/warrants was $1.50.   No options/warrants were granted during 2015 where the exercise price was less than the stock price at the date of grant.

The fair value of the stock options/warrants is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $3,178,278 and $0 during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the unamortized stock option expense was $248,997 which will be amortized to expense through June 30, 2017.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options/warrants granted are as follows:

Risk-free interest rate	0.25%
Expected life of the options/warrants	2.5 to 3.5 years
Expected volatility	100%
Expected dividend yield	0%

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

Note 7 – Commitments and Contingencies

Lease agreement

The Company currently leases approximately 2,400 square feet of office space in Irvine, California as its executive offices under a sublease agreement. The terms of the agreement are month-to-month, at the option of the Company, through October 31, 2016. The current monthly rental under the lease is $4,958, which increased to $5,100 as of August 1, 2015 and increases to $5,264 if the Company elects to stay beyond July 31, 2016.

Rent expense for the six months ended June 30, 2015 and 2014 was $30,292 and $0, respectively.

Employment Agreements

In January 2015, the Company appointed additional officers and entered into employment agreements with each of its four executive officers, Jess Rae Booth, Steve Rockey, Walter Carlson and Kristin Johnston.

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

License Fees

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

As of June 30, 2015 and December 31, 2014, the Company had prepaid a licensing fee of $175,000 relating to the planned North Las Vegas TCOM Facility.

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

Overview

ECO Integrated Technologies, Inc. is a development stage company focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. We have identified, and are presently focused on identifying and securing rights to technologies targeting, three principal market segments: waste conversion; water remediation; and, waste-to-energy. Our technology portfolio presently includes (i) certain preferred pricing and other rights in a patented water treatment technology, and (ii) a license to utilize a patented technology to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. Neither of our existing technologies have, as yet, been commercially deployed. We plan to further evaluate those technologies as well as competing technologies and, as appropriate, further define and secure rights to selected technologies and to establish and deploy our selected technologies as market leading solutions for (i) wastewater treatment and desalination; (ii) conversion of waste streams to salable by-products; and (iii) conversion of waste to energy. We plan to continually supplement and/or upgrade our technology portfolio with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

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

ECO Waste is a Nevada limited liability company, formed in 2012. ECO Waste, a wholly-owned subsidiary of the Company, is a development stage company that has initially acquired certain commercial rights in a water treatment technology and a license to utilize a waste conversion technology and is in the process of executing a strategy to commercialize a portfolio of technologies through the construction and operation of facilities to convert waste streams and produce salable commercial by-products.

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

Plan of Operations

Prior to the Share Exchange, and as of June 30, 2015, we had not yet realized any operating revenues and were in the development stage.

Our plan of operations is presently two-fold. First, we plan to become a preferred provider of state-of-the-art environmentally friendly water remediation, desalination and waste handling and treatment solutions. Second, as an integral component of our waste handling and treatment solutions offered, we plan to derive salable by-products, including energy, from the conversion of waste streams.

In order to execute on our plan of operations, we intend to assemble and integrate a portfolio of class leading environmentally friendly technologies, initially focusing on three market segments: (i) water remediation; (ii) waste conversion; and (iii) waste-to-energy. To that end, during 2014, we acquired certain rights relating to the commercialization of a patented water treatment technology — SonCav – and a license to utilize a waste conversion technology – TCOM – in the United States. TCOM utilizes a patented proprietary process to convert, rather than combust, waste streams. Unlike combustion treatment solutions, TCOM is environmentally friendly, producing little or no emissions or waste by-products but does produce salable by-products. SonCav is a proprietary patented process using ultrasound to produce purified water from waste water using a controlled cavitation process. We intend to continue work with the developers of TCOM and SonCav to prove the commercial viability of those technologies and further define our rights to deploy those technologies while continually evaluating competing technologies with a view to securing market leading technologies in both the waste conversion and water remediation markets.

We intend to supplement our existing waste conversion and water remediation technologies with other compatible environmentally friendly waste treatment technologies and are actively engaged in evaluations of potential technology solutions for addition, or upgrade, to our offerings. We plan to target governmental and private industry entities with known waste handling and treatment concerns, initially focusing on municipalities, and to package our solutions as a cost effective and environmentally superior solution to existing waste solutions. Where we obtain “buy-in” from the municipality, or other entities, we expect to contractually secure a specific waste stream and plan to design and construct a facility for the specific conversion of that waste stream into salable by-products. Subject to availability of funding and suitable waste stream supplies, our business is scalable by adding facilities in multiple municipalities and/or to multiple industrial entities.

Typical waste conversion facilities are expected to require capital expenditures of $25+ million and nine months to develop and bring operational from receipt of funding. As of June 30, 2015, we did not have available funding, or commitments to provide funding, to support the development and operation of any waste conversion facilities.

In addition to offering a solution to waste handling and treatment concerns of municipalities and private industry customers, our facilities are expected to generate salable by-products. Depending on the waste feedstock, principal salable by-products are expected to include various grades of carbon, synthetic fuel, synthetic gas and electricity as well as potable water.

Our business model contemplates multiple revenue streams, which may include (i) sales of carbon; (ii) sales of synthetic fuel, synthetic gas and electricity; (iii) tipping fees from acceptance of certain customer or municipal waste; and (iv) water treatment fees . While not central to our business model, we may also derive benefits from the generation of synthetic fuel, synthetic gas and electrical power — whether for sale or internal use — and possible tax and financial incentives associated with “green” technology programs.

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

In addition to our planned domestic operations, we have, from time to time, loaned funds to two foreign entities, Brasil Plus and EETIL, engaged in efforts to commercialize environmental technologies in certain non-U.S. markets. We intend to provide additional funding to support those efforts and to establish arrangements with those foreign entities pursuant to which we expect to participate in the commercial exploitation of those technologies in foreign markets.

Recent Developments

Las Vegas TCOM Facility Site

In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial waste conversion facility, a planned TCOM facility, in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 was paid to open escrow. Subject to securing necessary purchase money financing, closing is contemplated before the end of the third quarter of 2015.

Subject to our closing of the purchase of the North Las Vegas site and securing necessary financing to support site modifications and equipment purchase and installation and delivery by the licensor of the TCOM System, or preparation by third parties, of the required technical data package to support operations (including third party certification of performance), we intend to initially install four 3.5 ton TCOM Processors with an output consisting of synthetic fuel, synthetic gas, and various grades of carbon. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the planned operational requirements is approximately nine months from securing the funding required, which is expected to total approximately $25.25 million above and beyond the acquisition price of the site.

Employment Agreements

In January 2015, we appointed additional officers and entered into employment agreements with each of our four executive officers, Jess Rae Booth, Steve Rockey, Walter Carlson and Kristin Johnston.

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

Stock Option Grants

During the six months ended June 30, 2015, we granted stock options and warrants to key employees, consultants and an investor to purchase a total of 10,988,400 shares of common stock at an average exercise price of $0.535 per share. We recorded a charge totaling $3,178,278 associated with the grant of the options and warrants.

Stock Issuances

During the six months ended June 30, 2015, we issued 1,393,742 shares of common stock for cash proceeds of $674,535. In addition, we also issued 300,000 shares of common stock for services rendered valued at $120,000. The value of the shares was determined based on the recent price for which we sold shares of common stock.

Loans

During the six months ended June 30, 2015, we made additional advances to CGTC/Michael Lurvey of $34,334, Brasil Plus of $128,150, EETIL of $44,502 and SonCav, LLC of $25,000.

The loan to SonCav LLC is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at our option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, our rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019.

While we continue to advance funds to each of those entities in connection with ongoing efforts to commercialize TCOM, we have written off each of those advances as of June 30, 2015.

Termination of Hawaii Joint Venture

In June 2015, we were notified of the dissolution of the company holding rights relating to a $40 million special revenue bond targeted for use in financing the development and operation of multiple TCOM facilities in Hawaii, which facilities were the subject of a joint venture of which we were a party. As a result of the unavailability of the special revenue bond to finance the planned joint venture facilities, we consider the existing joint venture to develop and operate a TCOM facility in Hawaii to be effectively terminated.

Results of Operations

Three months ended June 30, 2015 Compared to the Three months ended June 30, 2014

Sales

We have not yet commenced selling our products as of June 30, 2015; therefore our sales for both the three months ended June 30, 2015 and 2014 were $0.

General and Administrative Expenses

General and administrative expenses consisted primarily of employee salaries, consulting fees and related costs, rental expenses, and travel expenses. General and administrative expenses were $288,458 for the three months ended June 30, 2015 as compared to $39,060 for three months ended June 30, 2014. The increase for the three months ended June 30, 2015 compared to the same period in 2014 was $249,398, or 638%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan and costs associated with our public reporting obligations. Specifically, our employee salaries, consulting fees and related costs increased by approximately $165,000 and our professional fees increased by approximately $53,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of the fair value of the stock options and warrants issued to employees and third party service providers and common stock issued for services. Stock-based compensation was $182,008 for the three months ended June 30, 2015 as compared to $0 for the three months ended June 30, 2014. The increase in stock-based compensation is due to the issuance of 5,000 warrants to a lender to acquire shares of common stock during the three months ended June 30, 2015, the issuance of 300,000 shares of common stock for services rendered and the amortization of stock-based compensation. There were no such issuances in 2014.

Write down of assets

In connection with our efforts to commercialize our SonCav and TCOM technologies, we have entered into lending arrangements with a development stage entity involved in the development of SonCav and three development stage entities involved in the development or international commercialization of TCOM. We advanced $117,987 and $2,025 to those entities during three months ended June 30, 2015 and 2014, respectively. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $1,341 as compared to $0 for the three months ended June 30, 2014. The increase is due to the issuance during 2014 of an interest bearing note payable.

Six months ended June 30, 2015 Compared to the Six months ended June 30, 2014

Sales

Our sales for both the six months ended June 30, 2015 and 2014 were $0.

General and Administrative Expenses

General and administrative expenses were $619,044 for the six months ended June 30, 2015 as compared to $72,277 for six months ended June 30, 2014. The increase for the six months ended June 30, 2015 compared to the same period in 2014 was $546,767, or 756%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan and costs associated with our public reporting obligations. Specifically, our employee salaries, consulting fees and related costs increased by approximately $270,000 and our professional fees increased by approximately $190,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of the fair value of the stock options and warrants issued to employees and third party service providers and common stock issued for services. Stock-based compensation was $3,298,278 for the six months ended June 30, 2015 as compared to $0 for the six months ended June 30, 2014. The increase in stock-based compensation is due to the issuance of 10,988,400 options and warrants to purchase common stock issued during the six months ended June 30, 2015 and the issuance of 300,000 shares of common stock for services rendered. There were no such issuances in 2014.

Write down of assets

In connection with our efforts to commercialize our SonCav and TCOM technologies, we have entered into lending arrangements with a development stage entity involved in the development of SonCav and three development stage entities involved in the development or international commercialization of TCOM. We advanced $231,986 and $14,670 to those entities during six months ended June 30, 2015 and 2014, respectively. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $2,429 as compared to $0 for the six months ended June 30, 2014. The increase is due to the issuance during 2014 of an interest bearing note payable.

Financial Condition

Liquidity and Capital Resources

Our principal sources of liquidity include cash from the issuance of notes payable and the sale of common stock. During the six months ended June 30, 2015 and the year ended December 31, 2014, we received cash of $674,535 and $1,470,485, respectively, from the issuance of shares of our common stock. Also, during the years ended December 31, 2013 and 2014 we received cash of $106,718 and $104,971, respectively, from the issuance of notes payable.

As of June 30, 2015, our cash totaled $216,104 and our working capital totaled $47,824 as compared to a cash balance of $433,045 and working capital of $362,463 as of December 31, 2014.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(486,861)	$(76,472)
Net cash used in investing activities	(403,218)	(14,670)
Net cash provided by financing activities	673,138	91,177

Operating Activities. Net cash used in operating activities was $486,861 for the six months ended June 30, 2015, an increase of $410,389, compared to $76,472 of cash used in operating activities for the six months ended June 30, 2014. The increase in cash used in operating activities was mainly attributable to the increase in the net loss; partially offset by an increase in non-cash stock option expense, write down of assets and an increase in accounts payable, all associated with acceleration of our business plan.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 was $403,218, an increase of $388,548, compared to $14,670 of cash used in investing activities for the six months ended June 30, 2014. The increase in cash used in investing activities related to an increase in advances to third parties; purchases of furniture and equipment and the deposit and other costs paid associated with the Las Vegas conversion facility.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $673,138 compared to $91,177 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received $674,535 from the sale of 1,393,742 shares of our common stock. During the six months ended June 30, 2014, we received $91,177 from the issuance of notes payable.

Notes and advances receivable

During the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, we advanced funds to various entities with which we have existing or potential strategic relationship. Three of those loans included the grant of certain equity rights.

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances.   We have, from time to time, advanced funds to CGTC and Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of our Hawaiian joint venture pending receipt of third party financing. The advances are undocumented unsecured loans with no specific repayment terms. At June 30, 2015 and December 31, 2014, advances to CGTC and Mr. Lurvey totaled $123,313 and $88,979, respectively.

ECO Enviro Technologies International Limited (“EETIL”) Loan.   Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At June 30, 2015 and December 31, 2014, advances under the EETIL Loan Agreement totaled $160,625 and $116,123, respectively.

Brasil Plus Loan.   Under the Brasil Plus Loan Agreement, we agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. At June 30, 2105 and December 31, 2014, advances under the Brasil Plus Loan Agreement totaled $160,663 and $32,513, respectively.

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

As of June 30, 2015 and December 31, 2014, we had prepaid a licensing fee of $175,000 relating to the planned North Las Vegas TCOM Facility.

Capital Requirements

In order to implement our business plan, we will require substantial funding beyond our current resources. With respect to our planned waste conversion facility in North Las Vegas, Nevada, we expect that our capital expenditures will be approximately $32 million, consisting of $6.75 million payable for the site presently under contract and approximately $25.25 million for facilities upgrades and equipment installation. Future waste conversion facilities can be expected to cost $30+ million to acquire, develop and bring operational.

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

We are presently engaged in discussions with financing sources with respect to providing funding to support capital expenditures relating to our planned North Las Vegas waste conversion facility and other facilities and to support our operating capital requirements. We do not presently have sufficient capital to acquire, develop or operate our planned North Las Vegas waste conversion facility, or any other facilities, and do not have any commitments to provide such capital. If we are unable to secure the financing required to complete the acquisition, development and bring operational the North Las Vegas Facility, or other facilities, or to secure the needed funding on acceptable terms, we will be unable to execute, in part or in whole, our business plan and we may be required to curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.   RISK FACTORS

The following risk factors represent material additions to the risk factors discussed in the Annual Report, for the year ended December 31, 2014, on Form 10-K of ECO Integrated Technologies, Inc. (the “Company”).

Our existing portfolio of technologies consist of technologies that have not yet been commercially deployed; failure to perform in a commercial setting may adversely affect our operations.

Our business plan presently contemplates deployment of waste conversion and water remediation technology solutions in which we hold certain rights. While both of those technologies have undergone proof of concept testing, neither has been deployed commercially to date. Accordingly, there is no assurance that such technologies will perform as anticipated on a large scale and/or continuous basis. If one or both of those technologies does not perform in the manner anticipated, the operating results derived from deployment of such technologies may be below expectations, our technologies may fail to achieve market acceptance and our operations may otherwise be materially adversely affected.

Our existing rights to our initial technologies may be inadequate to support our planned operations.

While we have entered into contractual arrangements regarding both our existing waste conversion and water remediation solutions, we continue to attempt to expand and further define our rights with respect to those technologies. In particular, we have sought, unsuccessfully to date, to secure certain territorial exclusivity or other rights beyond our current contractual rights. In each instance, the holder of the applicable technology has attempted to narrow our rights to deploy the technology in question and/or to impose additional costs or burdens in order to secure rights that we believe are already defined. If we are unable to more expansively define our rights with respect to deployment of those technologies, we may be limited in our ability to fully execute our business plan and take advantage of existing market opportunities. For instance, our rights relative to our water remediation technology are merely in the form of a favored pricing provision with respect to licensing a limited number of units over a five year period. If market demand exceeds the number of units for which we have favorable pricing, there is no assurance that the technology owner will agree to license additional units to us at favorable prices or at all. If, for any reason, our ability to fully exploit market opportunities for our existing technologies is limited as a result of the scope and nature of contractual rights held, we may be required to seek replacement technologies, to pay unanticipated costs to secure additional rights or to curtail the scope of deployment of such technologies, any of which could limit, delay or otherwise hinder the implementation of our business plan and the realization of revenues therefrom and/or increase our cost of doing business and reduce our profitability.

The counterparties to the agreements under which we hold rights to our existing technologies are not required to provide any specific number of units and may be unable to perform in any event.

Our existing contractual arrangements with the owners of our waste conversion and water remediation technologies do not create specific supply relationships under which those technology owners are required to supply any specific number of units incorporating their respective technologies. The technology owners have not manufactured units and do not maintain manufacturing capacity but are expected to contract to third parties the manufacture of individual units to fill orders and, in the case of the waste conversion technology, may permit us to contract out manufacturing of units. In either event, the manufacture and delivery of units to fill orders is expected to require some measure of support by the technology owners. If, for any reason, the technology owners are unable to deliver, or to support delivery of, units to fill our orders, we may be unable to consummate sales and/or licenses of our technologies to third parties.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, the Company issued 1,393,742 shares of common stock for gross proceeds of $674,535. Additionally, the company issued 300,000 shares of common stock to six employees and consultants as compensation.

The issuances of the shares described were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The shares were issued without general solicitation in transactions not involving a public offering. The securities are restricted securities and the certificates evidencing such securities bear restrictive legends providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption from registration.

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
Date: August 13, 2015
	By:	/s/ Jess Rae Booth
Jess Rae Booth
Chief Executive Officer

	By:	/s/ Walter Carlson
Walter Carlson
Chief Financial Officer

