Form 10-Q
period 2015-09-30
ECO Integrated Technologies, Inc.
filed 2015-11-12
CIK 1586609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, we had 10,461,640 shares of $0.0001 par value Common Stock outstanding.

ECO INTEGRATED TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

ECO INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$144,618	$433,045
Prepaid expenses and other current assets	16,000	12,886
Total current assets	160,618	445,931

Furniture and equipment, net	24,832	21,167
Licensing fee	175,000	175,000
Other assets	177,971	2,500
TOTAL ASSETS	$538,421	$644,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$137,962	$31,498
Note payable, current portion	17,887	51,970
Total current liabilities	155,849	83,468

Note payable, net of current portion	28,741	-
TOTAL LIABILITIES	184,590	83,468

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding	100	100
Common stock, $0.0001 par value, 100,000,000 shares authorized, 10,461,640 and 7,899,787 shares issued and outstanding	1,046	790
Additional paid-in capital	6,490,193	2,121,752
Accumulated deficit	(6,137,508)	(1,561,512)
Total stockholders' equity	353,831	561,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$538,421	$644,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC.

CONSDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	381,370	119,915	1,000,414	192,192
Stock-based compensation	37,350	-	3,335,628	-
Write down of assets	4,677	78,228	236,663	92,898
Total operating expenses	423,397	198,143	4,572,705	285,090
Loss from operations	(423,397)	(198,143)	(4,572,705)	(285,090)

Other income (expense)
Interest expense	(862)	(1,776)	(3,291)	(1,776)
Reverse merger expense	-	(100,000)		(100,000)
Total other income (expense)	(862)	(101,776)	(3,291)	(101,776)

Loss before provision for income taxes	(424,259)	(299,919)	(4,575,996)	(386,866)

Provision for income taxes	-	-	-	-

Net loss	$(424,259)	$(299,919)	$(4,575,996)	$(386,866)

Weighted average shares outstanding:
Basic	9,844,060	3,907,675	8,876,820	3,305,883
Diluted	9,844,060	3,907,675	8,876,820	3,305,883

Loss per share
Basic	$(0.04)	$(0.08)	$(0.52)	$(0.12)
Diluted	$(0.04)	$(0.08)	$(0.52)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(4,575,996)	$(386,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,868	22
Stock-based compensation	3,335,628	-
Write down of assets	236,663	92,898
Note payble for interest expense		1,776
Change in current assets and liabilities:
Prepaid expenses and other assets	(3,114)	-
Accounts payable and accrued expenses	106,464	22,700
Net cash used in operating activities	(896,487)	(269,470)

INVESTING ACTIVITIES:
Issuance of notes receivable	(236,663)	(92,898)
Payment for furniture and equipment	(7,533)	(1,088)
Payment for licensing fee	-	(75,000)
Payment for other assets	(175,471)	-
Net cash used in investing activities	(419,667)	(168,986)

FINANCING ACTIVITIES:
Proceeds from note payable	-	106,177
Repayment of note payable	(5,342)	-
Proceeds from issuance of common stock	1,033,069	882,685
Net cash provided by financing activities	1,027,727	988,862

NET INCREASE (DECREASE) IN CASH	(288,427)	550,406

CASH, BEGINNING BALANCE	433,045	-

CASH, ENDING BALANCE	$144,618	$550,406

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock for notes payable	$-	$64,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements were prepared by ECO Integrated Technologies, Inc., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

The Company is focused on acquiring and/or developing and commercializing a portfolio of state-of-the-art and environmentally friendly waste handling and treatment solutions by establishing facilities and contracting with governmental and private industry entities to convert waste streams into commercial by-products. The Company’s technology portfolio presently includes (i) certain preferred pricing and other rights in SonCav – a patented water treatment technology, and (ii) a license to utilize a patented technology, referred to as “TCOM” – or Thermal Conversion of Organic Materials, to convert a wide spectrum of waste feedstock into salable by-products, principally carbon, synthetic fuel, synthetic gas and electric power, utilizing pressure, heat and a catalyst. The Company plans to acquire and/or develop and deploy a portfolio of technologies, including but not limited to SonCav and TCOM, to (i) establish the Company as a provider of market leading solutions for waste water treatment and desalination; and (ii) establish one or more facilities, initially targeting the Las Vegas market, to handle waste streams and produce salable by-products. The Company intends to continue to work with the developers of SonCav and TCOM to prove the commercial viability of those technologies and further define the Company’s rights to deploy those technologies. The Company plans to supplement its existing technologies with other complementary environmentally-friendly technologies and solutions to provide a suite of solutions to ever increasing municipal and private industry waste challenges.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ECO Waste and ECO Management, LLC, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company incurred a net loss of $4,575,996 and $1,381,406, respectively, and had negative cash flows from operations of $896,487 and $512,185, respectively. As of September 30, 2015 and December 31, 2014 the Company had an accumulated deficit of $6,137,508 and $1,561,512, respectively. The Company has posted a non-refundable deposit of $100,000 against the $6.75 million purchase price of a facility in North Las Vegas, Nevada. The Company expects that its capital expenditures with respect to the North Las Vegas facility will be approximately $34 million, consisting of $6.75 million payable for the site presently under contract and approximately $27.25 million for facilities upgrades and equipment installation. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company’s products, including products derived from the planned operation of the Las Vegas facility.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,988,400 potentially dilutive securities outstanding at September 30, 2015 that are all anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 2 – Furniture and Equipment

The following are the details of the property, equipment and improvements at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Furniture and fixtures	$7,582	$7,582
Equipment	21,294	13,761
	28,876	21,343
Less accumulated depreciation	(4,044)	(176)
Furniture and equipment, net	$24,832	$21,167

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $3,868 and $22, respectively.

Note 3 – Other Assets

Waste Conversion Facility — North Las Vegas

The Company entered into a Purchase and Sale Agreement in February 2015 to acquire a developed location that is expected to house its planned initial waste conversion facility in North Las Vegas, Nevada. The acquisition price for the 18.28 acre developed site is $6,750,000, of which a deposit $100,000 was paid to open escrow, with an anticipated closing date of the purchase before the end of 2015 subject to securing financing to support the acquisition.

Subject to securing funding to finance the site acquisition, site modifications and equipment purchases, the Company intends to initially install four 3.5 ton processors, utilizing TCOM or similar technologies, with an output consisting of synthetic fuel, synthetic gas, and various grades of carbon. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the operational requirements of the facility is approximately nine months from securing the funding required.

At September 30, 2015, other assets consisted of the $100,000 deposit mentioned above and $77,971 of engineering, consulting and other costs associated with the Las Vegas waste conversion facility.

Note 4 – Notes Receivable

Notes receivable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
CGTC/Lurvey	$123,313	$88,979
EETIL	193,315	116,123
Brasil Plus	132,650	32,513
SonCav, LLC	25,000	-
	474,278	237,615
Allowance for uncollectible balances	(474,278)	(237,615)
Total notes receivable	$-	$-

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances

The Company has, from time to time, advanced funds to GCTC and Mr. Lurvey to facilitate efforts to upgrade a facility in Hawaii, securing third party certification and advance a planned Hawaiian joint venture. The loans are undocumented, unsecured and have no specific repayment terms. Balance of $123,313 and 88,979 at September 30, 2015 and December 31, 2014, respectively, was written off by the Company.

ECO Enviro Technologies International Limited (“EETIL”) Loan

Under the EETIL Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $193,315 and $116,123 at September 30, 2015 and December 31, 2014, respectively, was written off by the Company.

Brasil Plus Loan

Under the Brasil Plus Loan Agreement, the Company agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing.

As further consideration for the loans, the Company was issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. Balance of $132,650 and $32,513 at September 30, 2015 and December 31, 2014, respectively was written off by the Company.

SonCav, LLC Loan

In April 2015, the Company loaned $25,000 to SonCav LLC. The loan is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at the Company’s option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, the Company’s rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019. Balance of $25,000 at September 30, 2015 was written off by the Company.

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

Note 5 – Notes Payable

Notes payable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014

Payable to an unaffiliated individual; the note was modified to call for monthly payments of $1,602 with any unpaid principal and interest due on April 30, 2018; interest at 12% per annum and unsecured	$46,628	$51,970
Total	46,628	51,970
Less current portion	17,887	51,970
Long-term portion	$28,741	$-

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6 – Stockholders’ Equity

Common stock

The Company has authorized the issuance of 100,000,000 shares of common stock, $0.0001 par value. At September 30, 2015 and December 31, 2014, the Company had 10,461,640 and 7,899,787, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2015, the Company issued 2,261,853 shares of common stock for cash proceeds of $1,033,069. In addition, the Company also issued 150,000 shares of common stock to employees and 150,000 shares to consultants for services rendered valued at $60,000 each or a total of $120,000. The value of the shares was determined based on the recent price for which the Company sold shares of common stock.

Stock options and warrants

The following is a summary of stock option and warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	10,988,400	$0.535
Forfeited	-
Exercised	-
Outstanding, September 30, 2015	10,988,400	$0.535	4.47	$-
Exercisable, September 30, 2015	10,138,400	$0.535	4.47	$-

The exercise price for options/warrants outstanding and exercisable at September 30, 2015 is as follows:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
230,000	$0.520	230,000	$0.520
10,753,400	0.535	9,903,400	0.535
5,000	1.500	5,000	1.500
10,988,400		10,138,400

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

The fair value of the stock options/warrants is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $3,215,628 and $0 during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the unamortized stock option expense was $211,648 which will be amortized to expense through September 30, 2017.

ECO INTEGRATED TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6 – Stockholders’ Equity, continued

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

Rent expense for the nine months ended September 30, 2015 and 2014 was $45,611 and $3,805, respectively.

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

September 30, 2015

(Unaudited)

Note 7 – Commitments and Contingencies, continued

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

As of September 30, 2015 and December 31, 2014, the Company had prepaid a licensing fee of $175,000 relating to the planned North Las Vegas facility.

Note 8 – Subsequent Events

The following events occurred subsequent to September 30, 2015 and through the date of the release of these financial statements.

On October 23, 2015, the Company entered into a Secured Convertible Bridge Loan Agreement (the “Bridge Loan”) with a non-affiliated individual. Pursuant to the Bridge Loan, the lender loaned $75,000 to the Company, which funds will be used by the Company to acquire three (3) demonstration units from EMOH LLC (“EMOH”), to support the Company’s ongoing efforts to establish a commercial relationship with, and ownership interest in, EMOH.

The Bridge Loan matures on June 23, 2016, is repayable at 108% of the amount funded on maturity, is to be secured by the Company’s interest in demonstration units anticipated to be delivered to the Company by EMOH and is convertible, at the lender’s option into Company common stock at $0.40 per share.

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

Plan of Operations

Prior to the Share Exchange, and as of September 30, 2015, we had not yet realized any operating revenues and were in the development stage.

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

Typical waste conversion facilities are expected to require capital expenditures of $25+ million and nine months to develop and bring operational from receipt of funding. As of September 30, 2015, we did not have available funding, or commitments to provide funding, to support the development and operation of any waste conversion facilities.

In addition to offering a solution to waste handling and treatment concerns of municipalities and private industry customers, our facilities are expected to generate salable by-products. Depending on the waste feedstock, principal salable by-products are expected to include various grades of carbon, synthetic fuel, synthetic gas and electricity as well as potable water.

Our business model contemplates multiple revenue streams, which may include (i) sales of carbon; (ii) sales of synthetic fuel, synthetic gas and electricity; (iii) tipping fees from acceptance of certain customer or municipal waste; and (iv) water treatment fees. While not central to our business model, we may also derive benefits from the generation of synthetic fuel, synthetic gas and electrical power — whether for sale or internal use — and possible tax and financial incentives associated with “green” technology programs.

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

Las Vegas Facility Site

In February 2015, we entered into a Purchase and Sale Agreement to acquire an 18.28 acre site that is expected to house our initial waste conversion facility in North Las Vegas, Nevada. The site is developed and presently zoned for industrial use but will require a Conditional Use Permit and satisfaction of various municipal requirements before operations can commence. The site contains three tilt-up concrete constructed buildings, including a 62,720 square foot building housing 28,160 square feet of two-story office space and 34,560 square feet of production area; an 8,000 square foot repair shop; and a 30,000 square foot warehouse. In addition, the site has two 18,000 square foot sheds where walls could be added to the existing roof systems for added enclosed storage space and the entire perimeter of the site is enclosed with a chain link fence. The site also includes a rail spur that can accommodate nine rail cars. The contract purchase price of the site is $6.75 million, of which $100,000 was paid to open escrow. Subject to securing necessary purchase money financing, closing is contemplated before the end of 2015.

Subject to our closing of the purchase of the North Las Vegas site and securing necessary financing to support site modifications and equipment purchase and installation, we intend to initially install four 3.5 ton waste processors with an output consisting of synthetic fuel, synthetic gas, and various grades of carbon. Final design and engineering are underway and the exact configuration and specifications are not yet completed. The estimated timeline for manufacturing and installation of the required equipment and certain building modifications to meet the planned operational requirements is approximately nine months from securing the funding required, which is expected to total approximately $27.25 million above and beyond the acquisition price of the site.

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

Stock Option Grants

During the nine months ended September 30, 2015, we granted stock options and warrants to key employees, consultants and an investor to purchase a total of 10,988,400 shares of common stock at an average exercise price of $0.535 per share. We recorded a charge totaling $3,215,628 associated with the grant of the options and warrants.

Stock Issuances

During the nine months ended September 30, 2015, we issued 2,261,853 shares of common stock for cash proceeds of $1,033,069. In addition, we also issued 300,000 shares of common stock for services rendered valued at $120,000. The value of the shares was determined based on the recent price for which we sold shares of common stock.

Loans

During the nine months ended September 30, 2015, we made additional advances to CGTC/Michael Lurvey of $34,334, Brasil Plus of $100,137, EETIL of $77,192 and SonCav, LLC of $25,000.

The loan to SonCav LLC is repayable, at 110% of face amount, on September 30, 2015 and is convertible, at our option, into a 0.25% interest in SonCav LLC. Pursuant to that loan, our rights to acquire SonCav Generators at preferred pricing was increased from five units to ten units per year from 2015 through 2019.

While we continue to advance funds to each of those entities in connection with ongoing efforts to commercialize our technologies, we have written off each of those advances as of September 30, 2015.

On October 23, 2015, we entered into a Secured Convertible Bridge Loan Agreement (the “Bridge Loan”) with a non-affiliated individual. Pursuant to the Bridge Loan, we received a loan of $75,000, which funds will be used by the Company to acquire three (3) demonstration units from EMOH LLC (“EMOH”), to support our ongoing efforts to establish a commercial relationship with, and ownership interest in, EMOH.

The Bridge Loan matures on June 23, 2016, is repayable at 108% of the amount funded on maturity, is to be secured by our interest in demonstration units anticipated to be delivered by EMOH and is convertible, at the lender’s option into our common stock at $0.40 per share.

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

Results of Operations

Three months ended September 30, 2015 Compared to the Three months ended September 30, 2014

Sales

We have not yet commenced selling our products as of September 30, 2015; therefore our sales for both the three months ended September 30, 2015 and 2014 were $0.

General and Administrative Expenses

General and administrative expenses consisted primarily of employee salaries, consulting fees and related costs, rental expenses, and travel expenses. General and administrative expenses were $381,370 for the three months ended September 30, 2015 as compared to $119,915 for three months ended September 30, 2014. The increase for the three months ended September 30, 2015 compared to the same period in 2014 was $261,455, or 218%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan and costs associated with our public reporting obligations. Specifically, our employee salaries, consulting fees and related costs increased by approximately $162,000 and our professional fees increased by approximately $61,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of the fair value of the stock options and warrants issued to employees and third party service providers and common stock issued for services. Stock-based compensation was $37,350 for the three months ended September 30, 2015 as compared to $0 for the three months ended September 30, 2014. The increase in stock-based compensation is due to the expensing of the options/warrants issued earlier in 2015 based on their vesting terms. There were no options/warrants issued or outstanding in 2014.

Write down of assets

In connection with our efforts to commercialize our SonCav and TCOM technologies, we have entered into lending arrangements with a development stage entity involved in the development of SonCav and three development stage entities involved in the development or international commercialization of TCOM. We advanced $4,677 and $78,228 to those entities during three months ended September 30, 2015 and 2014, respectively. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $862 as compared to $0 for the three months ended September 30, 2014. The increase is due to the issuance during the end 2014 of an interest bearing note payable.

Nine months ended September 30, 2015 Compared to the Nine months ended September 30, 2014

Sales

Our sales for both the nine months ended September 30, 2015 and 2014 were $0.

General and Administrative Expenses

General and administrative expenses were $1,000,414 for the nine months ended September 30, 2015 as compared to $192,192 for nine months ended September 30, 2014. The increase for the nine months ended September 30, 2015 compared to the same period in 2014 was $808,222, or 421%. The increase in general and administrative expenses was mainly due to acceleration of execution on our business plan and costs associated with our public reporting obligations. Specifically, our employee salaries, consulting fees and related costs increased by approximately $433,000 and our professional fees increased by approximately $253,000. We anticipate that our general and administrative expenses will increase over the next twelve months as we further execute our business plan.

Stock-Based Compensation

Stock-based compensation consisted of the fair value of the stock options and warrants issued to employees and third party service providers and common stock issued for services. Stock-based compensation was $3,335,628 for the nine months ended September 30, 2015 as compared to $0 for the nine months ended September 30, 2014. The increase in stock-based compensation is due to the issuance of 10,988,400 options and warrants to purchase common stock issued during the nine months ended September 30, 2015 and the issuance of 300,000 shares of common stock for services rendered. There were no such issuances in 2014.

Write down of assets

In connection with our efforts to commercialize our SonCav and TCOM technologies, we have entered into lending arrangements with a development stage entity involved in the development of SonCav and three development stage entities involved in the development or international commercialization of TCOM. We advanced $236,663 and $92,898 to those entities during nine months ended September 30, 2015 and 2014, respectively. In connection with our lending arrangements with those entities, we have certain rights to either convert loans to equity or to acquire equity in two of those entities. Because each of those entities is in a development stage and currently lacks sufficient assets or operating cash flows to repay the amounts advanced, we have recorded an expense reflecting a write down in full of the amounts advanced to those entities.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $3,291 as compared to $1,776 for the nine months ended September 30, 2014. The increase is due to the issuance during 2014 of an interest bearing note payable.

Financial Condition

Liquidity and Capital Resources

Our principal sources of liquidity include cash from the issuance of notes payable and the sale of common stock. During the nine months ended September 30, 2015 and the year ended December 31, 2014, we received cash of $1,0330,69 and $1,470,485, respectively, from the issuance of shares of our common stock. Also, during the years ended December 31, 2013 and 2014 we received cash of $106,718 and $104,971, respectively, from the issuance of notes payable.

As of September 30, 2015, our cash totaled $144,648 and our working capital totaled $7,269 as compared to a cash balance of $433,045 and working capital of $362,463 as of December 31, 2014.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(896,487)	$(269,470)
Net cash used in investing activities	(419,667)	(168,986)
Net cash provided by financing activities	1,027,727	988,862

Operating Activities. Net cash used in operating activities was $896,487 for the nine months ended September 30, 2015, an increase of $627,017, compared to $269,470 of cash used in operating activities for the nine months ended September 30, 2014. The increase in cash used in operating activities was mainly attributable to the increase in the net loss; partially offset by an increase in non-cash stock option expense, write down of assets and an increase in accounts payable, all associated with acceleration of our business plan.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 was $419,667, an increase of $250,681, compared to $168,986 of cash used in investing activities for the nine months ended September 30, 2014. The increase in cash used in investing activities related to an increase in advances to third parties; purchases of furniture and equipment and the deposit and other costs paid associated with the Las Vegas conversion facility.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $1,027,727 compared to $988,862 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received $1,033,069 from the sale of 2,261,853 shares of our common stock. During the nine months ended September 30, 2014, we received $91,177 from the issuance of notes payable and we received $882,685 from the sale of 1,789,228 shares of our common stock.

Notes and advances receivable

During the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, we advanced funds to various entities with which we have existing or potential strategic relationship. Three of those loans included the grant of certain equity rights.

Carbon Geo-Tek Consultants, Inc. (“CGTC”) and Lurvey Advances.    We have, from time to time, advanced funds to CGTC and Lurvey to facilitate efforts to upgrade a facility in Hawaii, secure third party certification and advance the planned business of our Hawaiian joint venture pending receipt of third party financing. The advances are undocumented unsecured loans with no specific repayment terms. At September 30, 2015 and December 31, 2014, advances to CGTC and Mr. Lurvey totaled $123,313 and $88,979, respectively.

ECO Enviro Technologies International Limited (“EETIL”) Loan.    Under the EETIL Loan Agreement, we agreed to provide certain loans for use in development of facilities in international markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in EETIL at the rate of 0.5% for each $10,000 of principal amount loaned. At September 30, 2015 and December 31, 2014, advances under the EETIL Loan Agreement totaled $193,315 and $116,123, respectively.

Brasil Plus Loan.    Under the Brasil Plus Loan Agreement, we agreed to provide certain loans for use in development of facilities in South American markets pending receipt of third party financing. The loans bear interest at 10% per annum and are repayable on December 31, 2016 or earlier from operating profits or the receipt of third party financing. As further consideration for the loans, we were issued a five year warrant to acquire, at $0.01 per share, a non-diluting equity ownership interest in Brasil Plus at the rate of 0.5% for each $10,000 of principal amount loaned. At September 30, 2105 and December 31, 2014, advances under the Brasil Plus Loan Agreement totaled $132,650 and $32,513, respectively.

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

As of September 30, 2015 and December 31, 2014, we had prepaid a licensing fee of $175,000 relating to the planned North Las Vegas TCOM Facility.

Capital Requirements

In order to implement our business plan, we will require substantial funding beyond our current resources. With respect to our planned waste conversion facility in North Las Vegas, Nevada, we expect that our capital expenditures will be approximately $34 million, consisting of $6.75 million payable for the site presently under contract and approximately $27.25 million for facilities upgrades and equipment installation. Future waste conversion facilities can be expected to cost $30+ million to acquire, develop and bring operational.

In addition to funding of capital expenditures, we will also require operating capital to support overhead and facilities operations until such time, if ever, as cash flows from operations support operations. The amount of operating capital required will depend on the number and size of facilities operated, among other factors, and the time period required to attain profitability. We anticipate that the minimum requirements for additional operating capital over the twelve months period ending September 30, 2016 will be approximately $1.2 million.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2015
	By:	/s/ Jess Rae Booth
Jess Rae Booth
Chief Executive Officer

	By:	/s/ Walter Carlson
Walter Carlson
Chief Financial Officer